Form 10-K
period 1993-12-31
ENTERGY CORP/DE; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1994-03-17
CIK 893928, 7323, 44570, 60527, 66901, 71508, 202584

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the Fiscal Year Ended December 31, 1993

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    IRS Employer
File Number     Address and Telephone Number           Identification No.
- -----------     -----------------------------------    -------------------
1-11299         ENTERGY CORPORATION                    13-5550175
                (a Delaware corporation)
                225 Baronne Street
                New Orleans, Louisiana 70112
                Telephone (504) 529-5262

1-10764         ARKANSAS POWER & LIGHT COMPANY         71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          GULF STATES UTILITIES COMPANY          74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          LOUISIANA POWER & LIGHT COMPANY        72-0245590
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 569-4000

0-320           MISSISSIPPI POWER & LIGHT COMPANY      64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 969-2311

0-5807          NEW ORLEANS PUBLIC SERVICE INC.        72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 569-4000

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 984-9000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Registrant            Title of Class                  on Which Registered

Entergy Corporation   Common Stock, $0.01 Par Value   New York Stock
                      - 230,310,494                   Exchange, Inc.
                        Shares outstanding at         Midwest Stock
                      February 28, 1994               Exchange
                                                        Incorporated
                                                      Pacific Stock
                                                      Exchange
                                                        Incorporated

Arkansas Power &      $2.40 Preferred Stock,          New York Stock
Light Company         Cumulative,  $0.01 Par Value    Exchange, Inc.
                        ($25 Involuntary Liquidation
                      Value)

Gulf States Utilities Preferred Stock, Cumulative,
Company               $100 Par Value:
                        $4.40 Dividend Series         New York Stock
                                                      Exchange, Inc.
                        $4.52 Dividend Series         New York Stock
                                                      Exchange, Inc.
                        $5.08 Dividend Series         New York Stock
                                                      Exchange, Inc.
                        $8.80 Dividend Series         New York Stock
                                                      Exchange, Inc.
                        Adjustable Rate Series B
                        (Depositary Receipts)         New York Stock
                                                      Exchange, Inc.

                      Preference Stock, Cumulative,   New York Stock
                      without Par Value               Exchange, Inc.
                        $1.75 Dividend Series

Louisiana Power &     9.68% Preferred Stock,          New York Stock
Light Company         Cumulative, $25 Par Value       Exchange, Inc.
                      12.64% Preferred Stock,         New York Stock
                      Cumulative, $25 Par Value       Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant             Title of Class

Arkansas Power &       Preferred Stock, Cumulative,
Light Company          $100 Par Value
                       Preferred Stock, Cumulative,
                       $25 Par Value
                       Preferred Stock, Cumulative,
                       $0.01 Par Value

Louisiana Power &      Preferred Stock, Cumulative,
Light Company          $100 Par Value
                       Preferred Stock, Cumulative,
                       $25 Par Value

Mississippi Power &    Preferred Stock, Cumulative,
Light Company          $100 Par Value

New Orleans Public     Preferred Stock, Cumulative,
Service Inc.           $100 Par Value
                       4 3/4% Preferred Stock,
                       Cumulative, $100 Par
                        Value

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for
the past 90 days.  Yes __X__    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $7.7 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 1994. Entergy Corporation is the sole holder of the common stock of Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc.


                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 6, 1994, are incorporated by reference into Part III hereof.

                           TABLE OF CONTENTS


                                                                     Page
                                                                    Number
                                                                    ------
Definitions

Part I
     Item   1. Business
     Item   2. Properties
     Item   3. Legal Proceedings
     Item   4. Submission of Matters to a Vote of Security Holders
Part II
     Item   5. Market for Registrants' Common Equity and Related
               Stockholder Matters
     Item   6. Selected Financial Data
     Item   7. Management's Discussion and Analysis of Financial
               Condition and Results of Operation
     Item   8. Financial Statements and Supplementary Data
     Item   9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure
Part III
     Item 10.  Directors and Executive Officers of the Registrants
     Item 11.  Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions
Part IV
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Experts
Signatures
Consents of Experts
Independent Auditors' Report on Financial Statement Schedules
Index to Financial Statement Schedules
Exhibit Index

This combined Form 10-K is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

This report (including the material incorporated herein by reference) must be read in its entirety. No one section of the report deals with all aspects of the subject matter.


                              DEFINITIONS

     Certain abbreviations or acronyms used in the text and notes are defined below:

  Abbreviation
   or Acronym                      Term
  ------------                     ----
AFUDC                    Allowance for Funds Used During Construction

Algiers                  15th Ward of the City of New Orleans, Louisiana

ALJ                      Administrative Law Judge

Alliance                 The Alliance for Affordable Energy, Inc.

ANO                      Arkansas Nuclear One Steam Electric Generating
                         Station (nuclear)

ANO 2                    Unit No. 2 of ANO

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

Arkansas District Court  United States District Court for the Western
                         District of Arkansas

Availability Agreement   Agreement, dated as of June 21, 1974, as
                         amended, among System Energy and AP&L, LP&L, MP&L, and NOPSI, and the assignments thereof

Cajun                    Cajun Electric Power Cooperative, Inc.

Capital Funds Agreement  Agreement, dated as of June 21, 1974, as amended, between System Energy and Entergy
                         Corporation, and the assignments thereof

CCLM Customer-Controlled Load Management (a DSM activity utilizing residential time-of-use rates)

City of New Orleans
or City                  New Orleans, Louisiana

Council                  Council of the City of New Orleans,
Louisiana

D.C. Circuit             United States Court of Appeals for the District of
                         Columbia Circuit

DOE                      United States Department of Energy

DSM Demand-Side Management (Least Cost Plan activities that influence electricity usage by consumers)

Eighth Circuit           United States Court of Appeals for the Eighth
                         Circuit

Energy Act               Energy Policy Act of 1992

Entergy or System        Entergy Corporation and its various direct and
                         indirect subsidiaries

Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a Florida corporation

Entergy Enterprises      Entergy Enterprises, Inc. (formerly Electec, Inc.)

Entergy Operations       Entergy Operations, Inc.

Entergy Power            Entergy Power, Inc.

Entergy Services         Entergy Services, Inc.

EPA                      Environmental Protection Agency

EWG                      Exempt Wholesale Generator

February 4 Resolution    The Resolution (including the Determinations
                         and Order referred to therein) adopted by the Council on February 4, 1988, disallowing the recovery by NOPSI of $135 million of previously deferred Grand Gulf 1 related costs

FERC                     Federal Energy Regulatory Commission

Grand Gulf Station       Grand Gulf Steam Electric Generating Station
                         (nuclear)

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil & Gas, Inc., and Southern Gulf Railway Company)

Holding Company Act      Public Utility Holding Company Act of 1935, as
                         amended

Independence Station     Independence Steam Electric Generating
                         Station (coal)

Independence 2           Unit No. 2 of the Independence Station

IRS                      Internal Revenue Service

KV                       Kilovolts

KWH                      Kilowatt-Hour(s)

Least Cost Plan          Least Cost Integrated Resource Plan (combination
                         of demand- and supply-side resources to be used by Entergy to satisfy electricity demand)

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

MCF                      1,000 cubic feet of gas

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

MW                       Megawatt(s)

Nelson Unit 6            Unit No. 6 (coal) of the Nelson Steam Electric
                         Generating Station

NISCO                    Nelson Industrial Steam Company

1986 NOPSI Settlement    Settlement, effective March 25, 1986, between
                         NOPSI and the Council regarding NOPSI's Grand Gulf-related rate issues.

1991 NOPSI Settlement    Settlement, retroactive to October 4, 1991,
                         among NOPSI, the Council, and the Alliance that settled certain Grand Gulf 1 prudence issues and certain litigation related to the February 4
                         Resolution

NOPSI                    New Orleans Public Service Inc.

NRC                      Nuclear Regulatory Commission

PRP Potentially Responsible Party (a person or entity that may be responsible for remediation of environmental contamination)

PUCT                     Public Utility Commission of Texas

PURPA                    Public Utility Regulatory Policies Act

REA                      Rural Electrification Administration

Reallocation Agreement   1981 Agreement, superseded in part by a
                         June 13, 1985 decision of FERC, among AP&L, LP&L,
                         MP&L, NOPSI, and System Energy relating to the sale of capacity and energy from the Grand Gulf
                         Station

Ritchie 2                Unit No. 2 of the R. E. Ritchie Steam Electric
                         Generating Station (gas/oil)

River Bend               River Bend Steam Electric Generating Station
                         (nuclear), owned 70% by GSU.

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards, promulgated by the Financial Accounting Standards Board

SRG&T                    Sam Rayburn G&T, Inc.

SRMPA                    Sam Rayburn Municipal Power Agency

System Agreement         Agreement, effective January 1, 1983, as modified,
                         among the System operating companies relating to the sharing of generating capacity and other power resources

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
companies                AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

Unit Power Sales
Agreement                Agreement, dated as of June 10, 1982, as
                         amended and approved by FERC, among AP&L, LP&L, MP&L, NOPSI, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

Waterford 3              Unit No. 3 (nuclear) of the Waterford Steam
                         Electric Generating Station

                                PART I

Item 1.  Business

                          BUSINESS OF ENTERGY

General

     Entergy Corporation was originally incorporated under the laws of the State of Florida on May 27, 1949. On December 31, 1993, in connection with the Merger (see "Entergy Corporation-GSU Merger," below), Entergy Corporation merged with and into Entergy-GSU Holdings, Inc., a Delaware corporation (Holdings), and Holdings was renamed Entergy Corporation. Entergy Corporation is a holding company registered under the Holding Company Act and does not own or operate any physical properties. Entergy Corporation owns all of the outstanding common stock of five retail operating electric utility subsidiaries, AP&L, GSU, LP&L, MP&L, and NOPSI. AP&L was incorporated under the laws of the State of Arkansas in 1926; GSU was incorporated under the laws of the State of Texas in 1925; LP&L and NOPSI were incorporated under the laws of the State of Louisiana in 1974 and 1926, respectively; and MP&L was incorporated under the laws of the State of Mississippi in 1963. As of December 31, 1993, these operating companies provided electric service to approximately
2.3 million customers in the States of Arkansas, Louisiana, Mississippi, Missouri, and Texas. In addition, GSU furnished gas service in the Baton Rouge, Louisiana area, and NOPSI furnished gas service in the City of New Orleans. GSU's steam products department produces and sells, on an unregulated basis, process steam and by-product electricity supplied from its steam electric extraction plant to a large industrial customer. The business of the System is subject to seasonal fluctuations with the peak period occurring during the third quarter. During 1993, the System's (excluding GSU) electricity sales as a percentage of total System energy sales were: residential - 28.1%; commercial - 19.9%; and industrial - 36.9%. Electric revenues from these sectors as a percentage of total System electric revenues were: 36.3% - residential; 24.4% - commercial; and 27.3% - industrial. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. During 1993, GSU's electric department sales as a percentage of total GSU energy sales were: residential - 25.5%; commercial - 20.3%; and industrial - 50.8%. Electric revenues from these sectors as a percentage of total GSU electric revenues were: 33.5% - residential; 23.8% - commercial; and 37.2% - industrial. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of GSU's energy sales. The System's major industrial customers are in the chemical processing, petroleum refining, paper products, and food products industries.

     Entergy Corporation also owns all of the outstanding common stock of System Energy, Entergy Services, Entergy Operations, Entergy Power, and Entergy Enterprises. System Energy is a nuclear generating company that was incorporated under the laws of the State of Arkansas in 1974. System Energy sells the capacity and energy at wholesale from its 90% interest in Grand Gulf 1 to its only customers, AP&L, LP&L, MP&L, and NOPSI (see "Capital Requirements and Future Financing
- - Certain System Financial and Support Agreements - Unit Power Sales Agreement," below). System Energy has approximately a 78.5% ownership interest and an 11.5% leasehold interest in Grand Gulf 1. Entergy Services provides general executive and advisory services, and accounting, engineering, and other technical services to certain of the System companies, generally at cost. Entergy Operations is a nuclear management company that operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of AP&L, GSU, LP&L, and System Energy, respectively. Entergy Power, an independent power producer, owns 809 MW of generating capacity and markets its capacity and energy in the wholesale market outside Arkansas and Missouri and in markets not otherwise presently served by the System. (For further information on regulatory proceedings related to Entergy Power, see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Entergy Power," below). Entergy Enterprises is a nonutility company that invests in businesses whose products and activities are of benefit to the System's utility business (see "Corporate Development," below). Entergy Enterprises also markets technical expertise developed by the System companies when it is not required in the System's operations. Entergy Enterprises has received SEC approval to provide services to certain nonutility companies in the System. In 1992 and 1993, several new Entergy Corporation subsidiaries were formed to participate in utility projects located outside the System's retail service territory, both domestically and in foreign countries (see "Corporate Development," below).

     AP&L, LP&L, MP&L, and NOPSI own, in ownership percentages of 35%, 33%, 19%, and 13%, respectively, all of the common stock of System Fuels, a non-profit subsidiary, that implements and/or maintains certain programs to procure, deliver, and store fuel supplies for the System.

     GSU has four wholly-owned subsidiaries: Varibus Corporation, GSG&T, Inc., Southern Gulf Railway Company, and Prudential Oil & Gas, Inc. Varibus Corporation operates intrastate gas pipelines in Louisiana, which are used primarily to transport fuel to two of GSU's generating stations, and has marketed computer-aided engineering and drafting technologies and related computer equipment and services. GSG&T, Inc. owns the Lewis Creek Station, a 532 MW (as of December 31,
1993) gas-fired generating plant, which is leased and operated by GSU. Southern Gulf Railway Company will own and operate several miles of rail track being constructed in Louisiana for the purpose of transporting coal for use as a boiler fuel at Nelson Unit 6. Prudential Oil & Gas, Inc., which was formerly in the business of exploring, developing, and operating oil and gas properties in Texas and Louisiana, is presently inactive.

Entergy Corporation-GSU Merger

     On December 31, 1993, Entergy Corporation consummated its acquisition of GSU. Entergy Corporation merged with and into Holdings, and Holdings was renamed Entergy Corporation. GSU became a wholly-owned subsidiary of Entergy Corporation and continues to operate as a public utility under the regulation of the PUCT and the LPSC. As consideration to GSU's shareholders, Entergy Corporation paid $250 million in cash and issued 56,667,726 shares of its common stock at a price of $35.8417 per share, in exchange for outstanding shares of GSU common stock. In addition, $33.5 million of transaction costs were capitalized in connection with the Merger. See "Rate Matters and Regulation - Regulation - Other Regulation and Litigation," for, information on requests for rehearing and appeals of certain regulatory approvals of the Merger.

     The information contained in this Form 10-K is filed on behalf of all the registrants of Entergy, including GSU. Unless otherwise noted, consolidated financial and statistical information contained in this report that is stated as of December 31, 1993 (such as assets, liabilities, and property), includes the associated GSU amounts, and consolidated financial and statistical information for periods ending before January 1, 1994 (such as revenues, sales, and expenses), does not include GSU amounts; those amounts are presented separately for GSU herein.

Certain Industry and System Challenges

     The System's business is affected by various challenges and issues including those that confront the electric utility industry in general. These issues and challenges include:

     - an increasingly competitive environment (see "Competition," below);

     - compliance with regulatory requirements with respect to nuclear operations (see "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry," below) and environmental matters (see "Rate Matters and Regulation - Regulation - Environmental Regulation," below);

     - adaptation to structural changes in the electric utility industry, including increased emphasis on least cost planning and changes in the regulation of generation and transmission of electricity (see "Competition - General" and "Competition
        - Least Cost Planning," below);

     - continued cost management (particularly in the area of operation and maintenance costs at nuclear units) to improve financial results and to delay or to minimize the need for rate increase requests in light of current rate freezes and rate caps at the System operating companies (see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," below);

     - integrating GSU into the System's operations and achieving cost savings (see "Entergy Corporation-GSU Merger," above);

     - achieving enhanced earnings in light of lower returns and slow growth in the domestic utility business (see "Corporate
        Development," below); and

     - resolving GSU's major contingencies, including potential write-offs and refunds related to River Bend (see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - GSU," below) and litigation with Cajun relating to its ownership interest in River Bend (see "Rate Matters and Regulation - Regulation - Other Regulation and Litigation - GSU," below).

Corporate Development

     Entergy continues to consider new opportunities to expand its regulated electric utility business, as well as to expand into utility and utility-related businesses that are not regulated by state and local regulatory authorities (nonregulated businesses). Investments in nonregulated businesses are likely to draw upon the System's skills in power generation and customer service as well as its strengths in the fuels area. Entergy Corporation's investment strategy with respect to nonregulated businesses is to invest in nonregulated business opportunities wherein Entergy Corporation has the potential to earn a greater rate of return compared to its regulated utility operations. Entergy Corporation's nonregulated businesses fall into two broad categories: overseas power development and new electro-technologies. Entergy Corporation has made investments in Argentina's electric energy infrastructure, as described below, and is pursuing additional projects in Central America, South America, South Africa, and Asia. Entergy Corporation will also open offices in Buenos Aires, Argentina and Hong Kong in 1994. In addition, Entergy Corporation is seeking to provide telecommunications services based upon its experience with interactive communications systems that allow customers to control energy usage. Entergy Corporation expects to invest approximately $150 million per year in nonregulated businesses.

     Current investments in nonregulated businesses include the following:

          (1) Entergy Corporation's subsidiary, Entergy Power Development Corporation (an EWG under the provisions of the Energy Act), through its subsidiary (which is also an EWG) Entergy Richmond Power Corporation, owns a 50% interest in an independent power plant in Richmond, Virginia. The power plant is jointly-owned and operated by the Enron Power Corporation, a developer of independent power projects. The plant owners have a 25-year contract to sell electricity to Virginia Electric & Power Company. Entergy Corporation's investment in the project totals approximately $12.5 million.

          (2) Entergy Enterprises has a 9.95% equity interest in First Pacific Networks, Inc. (FPN), a communications company, and a license from FPN in connection with utility applications, being jointly developed by Entergy Enterprises and FPN, for FPN's patented communications technology. Entergy Enterprises' investment in FPN is approximately $20.1 million, of which $9.7 million is equity investment.

          (3) Entergy Enterprises' subsidiary, Entergy Systems and Service, Inc. (Entergy SASI), holds a 9.95% equity interest in Systems and Service International, Inc. (SASI), a manufacturer of efficient lighting products. This subsidiary also made a loan to SASI, acquired the business and assets of SASI's distribution subsidiary, and entered into an agreement to distribute SASI's products. Entergy Enterprises' initial investment in this business was approximately $11 million (of which $2.3 million is invested in SASI common stock). Entergy Corporation has provided to Entergy SASI $6.0 million in loans, as of December 31, 1993, to fund Entergy SASI's installment sale agreements with its customers.

          (4) Entergy Corporation's subsidiary, Entergy, S.A., participated in a consortium with other nonaffiliated companies that acquired a 60% interest in Argentina's Costanera steam electric generating facility consisting of seven natural gas- and oil-fired generating units, with a total installed capacity of 1,260 MW. Entergy Corporation's initial investment to acquire its 10% interest in the consortium was approximately $11 million and its maximum financial obligation currently authorized by the SEC in connection with this investment is $22.5 million.

          (5) In January 1993, Entergy Corporation, through a new subsidiary, Entergy Argentina, S.A., participated in a consortium with other nonaffiliated companies that acquired a 51% interest in a foreign electric distribution company providing service to Buenos Aires, Argentina. Entergy Corporation's initial investment to acquire its 10% interest in the consortium was approximately $58 million and its maximum financial obligation currently authorized by the SEC in connection with this investment is $77.5 million.

          (6) In July 1993, Entergy Corporation, through a new subsidiary, Entergy Transener, S.A., participated in a consortium with other nonaffiliated companies that acquired a 65% interest in a foreign transmission system providing service in the country of Argentina. Entergy Corporation's initial investment to acquire its 15% interest in the consortium was $18.5 million.

          In the near term, these investments are likely to have a minimal effect on earnings; but the possibility exists that they could contribute to future earnings growth. However, due to the absence of an allowed rate of return, these investments involve a higher degree of risk.

          International operations are subject to certain risks that are inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, limitations on foreign participation in local governmental enterprises, and other restrictive actions. Changes in the relative value of currencies take place from time to time and their effects may be favorable or unfavorable on results of operations. In addition, there are exchange control restrictions in certain countries relating to repatriation of earnings.

Selected Data

      Selected customer and sales data for 1993 are summarized in the following tables:

                     1993 - Selected Customer Data

                                                     Customers as of
                                                    December 31, 1993
                                                    ------------------
                          Area Served               Electric     Gas
                          -----------               --------     ---
    AP&L       Portions of State of Arkansas        590,862         -
    GSU        Portions of the States of Texas      593,975     85,040
               and Louisiana
    LP&L       Portions of State of Louisiana       599,991         -
    MP&L       Portions of State of Mississippi     361,692         -
    NOPSI      City of New Orleans, except
               Algiers, is provided electric
               service by LP&L                      190,613     154,251
                                                  ---------     -------
    System                                        2,337,133     239,291
                                                  =========     =======

                                 1993 - Selected Electric Energy Sales Data
                                                                                  System
                                                                     System      Excluding
                        AP&L        LP&L       MP&L       NOPSI      Energy         GSU        GSU
                        ----        ----       ----       -----      ------      ---------     ---
Sales to retail
 customers              15,667     28,115     10,034       5,326         -        59,142      27,493
Sales for resale:
  - Affiliates           8,002        112        758          90      7,113            -           -
  - Others               5,948      1,213        670         261          -        8,291         666
  - Sales to steam
    products customer        -          -          -           -          -            -       1,597
                        ------     ------     ------      ------      -----       ------      ------
Total                   29,617     29,440     11,462       5,677      7,113       67,433      29,756
                        ======     ======     ======      ======      =====       ======      ======
Average use per
  residential
  customer (KWH)        11,206     13,949     12,903      11,145          -       12,501      13,905
                        ======     ======     ======      ======      =====       ======      ======

     NOPSI sold 17,437,292 MCF of natural gas to retail customers in 1993. Revenues from natural gas operations for each of the three years in the period ended December 31, 1993, were material for NOPSI, but not material for the System (see "Industry Segments," below, for a description of NOPSI's business segments).

     GSU sold 6,786,794 MCF of natural gas to retail customers in 1993. Revenues from natural gas operations for each of the three years in the period ended December 31, 1993, were not material for GSU.

     See "Entergy Corporation and Subsidiaries Selected Financial Data
- - Five-Year Comparison," "AP&L Selected Financial Data - Five-Year Comparison," "GSU Selected Financial Data - Five-Year Comparison," "LP&L Selected Financial Data - Five-Year Comparison," "MP&L Selected Financial Data - Five-Year Comparison," "NOPSI Selected Financial Data
- - Five-Year Comparison," and "System Energy Selected Financial Data - Five-Year Comparison," (which follow each company's notes to financial statements herein) incorporated herein by reference, for further information with respect to operating statistics of the System and of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, respectively.

Employees

     As of December 31, 1993, Entergy had 16,679 employees as follows:

      Full-time:
      Entergy Corporation                     6
      AP&L                                2,557
      GSU (1)                             4,765
      LP&L                                1,727
      MP&L                                1,236
      NOPSI                                 716
      System Energy                           -
      Entergy Operations                  3,508
      Entergy Services (2)                1,986
      Other Subsidiaries                     24
                                         ------
       Total Full-time                   16,525
      Part-time                             154
                                         ------
       Total Entergy System              16,679
                                         ======
__________________

  (1) As of December 31, 1993, GSU had not been functionally aligned into Entergy. In December 1993, GSU recorded $17 million for an announced early retirement program in connection with the Merger. Of the 503 employees eligible, 369 employees elected to participate in the program.

  (2) As a result of System realignment of operations along functional lines, certain employees of AP&L, LP&L, MP&L, and NOPSI transferred to Entergy Services during 1993.

Competition

     General. Entergy and the electric utility industry are experiencing increased competitive pressures both in the retail and wholesale markets. The economic, social, and political forces behind these competitive pressures are numerous and complex. They include legislative and regulatory changes, technological advances, consumer demands, greater availability of natural gas, environmental needs, and others. Entergy looks at these competitive pressures both as opportunities to compete for new customers and as risks for loss of customers.

     On October 24, 1992, Congress passed the Energy Act. The Energy Act addresses a wide range of energy issues and alters the way Entergy and the rest of the electric utility industry will operate in the future. The Energy Act creates exemptions from regulation under the Holding Company Act and creates a class of EWG's consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. These exemptions offer an incentive for Entergy to participate in the development of wholesale power generation. In addition, the Holding Company Act has been amended to allow utilities to compete on a global scale with foreign entities to own and operate generation, transmission, and distribution facilities. The Energy Act also gives FERC the authority to order investor-owned utilities, including the System operating companies, to transmit power and energy
to or for wholesale purchasers and sellers.   The law creates the
potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. FERC may also require electric utilities to increase their transmission capacity to provide these services.
The impact of this provision on the System operating companies should be lessened by their joint filing of open access transmission service tariffs with FERC in 1991 (see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters," below). The Energy Act also amends PURPA by requiring states to consider (1) new regulatory standards that would require electric utilities to undertake integrated resource planning, and (2) allowing energy efficiency programs to be at least as profitable as new energy supply options. Entergy is unable to predict the ultimate impact the Energy Act will have on its operations.

     Wholesale Competition.   Entergy has, like other utility systems,
generating capacity (most of which is owned by Entergy Power) and energy available for a period of time for sale to other utility systems. The System is in competition with neighboring systems, as well as EWG's, to sell such capacity and energy. Given this competition, the ability of the System to sell this capacity and energy is limited. However, in 1993, the System sold 8,291 million KWH of energy (compared to 7,979 million KWH in 1992) to nonaffiliated utilities. The System also sold 1,234 MW of long-term capacity (compared to 1,048 MW in 1992) to nonaffiliated utilities outside of the System's service area. These capacity sales represent 8% of the System's net capability (excluding GSU) at year-end 1993. Under AP&L's and LP&L's Grand Gulf 1 rate orders, and under GSU's River Bend rate order in Louisiana, a portion of the capacity of Grand Gulf 1 and River Bend represents capacity that is available for sale, subject to regulatory approval, to nonaffiliated parties. In some cases, profits from such sales must be shared between ratepayers and shareholders.

     As discussed in "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Open Access Transmission," below, Entergy Power and the System operating companies will be permitted by FERC to make wholesale capacity sales in bulk power markets at rates based primarily upon negotiation and market conditions rather than cost of service. In order to receive authorization to make such sales, AP&L, LP&L, MP&L, and NOPSI also filed with FERC open access transmission service tariffs. FERC has approved this filing, subject to certain modifications. Revisions to the tariffs were filed in December 1993 to recognize GSU's inclusion in the Entergy System. When the modified tariffs are made effective, Entergy Power and the System operating companies may engage in sales at market prices. It is anticipated that these tariffs will enable any electric utility (as defined in such tariffs) to use Entergy 's integrated transmission system for the transmission of capacity and energy produced and sold by such electric utility or by third parties. Other similar open access transmission tariffs have also been filed with FERC for several large utility companies or systems and more open access transmission tariffs are anticipated. Concurrently, capacity resources are being developed and used to make wholesale sales from a range of non-traditional sources, including nonutility generators as well as cogenerators and small power producers qualifying under PURPA.

     These developments simultaneously produce increased marketing opportunities for utility systems such as Entergy and expose the System to loss of load or reduced sales revenues due to displacement of System sales by alternative suppliers with access to the System's primary areas of service. Entergy Power, which owns 809 MW of capacity, was formed to compete with other utilities and independent power producers in the bulk power market. As of December 31, 1993, Entergy Power has accumulated total losses from operations of $52.5 million. Entergy Power has entered into several long-term contracts for the sale of capacity and associated energy from its resources and has also made short-term capacity and energy sales. Entergy Power continues to actively market its capacity and energy in the bulk power market. (See "Corporate Development," above, for information with respect to a wholly-owned subsidiary of Entergy, Entergy Power Development Corporation, organized as an EWG to compete in the wholesale power market.)

     Retail Competition. Scheduled increases in the price of power sold by the System pursuant to the operation of phase-in plans (see "Rate Matters and Regulation - Rate matters - Retail Rate Matters," below) will affect the competitiveness of certain classes of industrial customers whose costs of production are energy-sensitive. Entergy is constantly working with these customers to address their concerns. It is the practice of the System operating companies to negotiate the renewal of contracts with large industrial customers prior to their expiration. In certain cases (particularly for GSU), contracts or special tariffs that use incentive pricing below total cost have been negotiated with industrial customers to keep these customers on the System. These contracts and tariffs have generally resulted in increased KWH sales at lower margins over incremental cost. While the System operating companies anticipate they will be successful in renegotiating such contracts, they cannot assure that they will be successful or that future revenues will not be lost to other forms of generation. To date, through these efforts, Entergy has been largely successful in retaining its industrial load. This competitive challenge could increase.

     Cogeneration is generally defined as the combined production of electricity and steam. Cogenerated power may be either sold by its producer to the local utility at its avoided cost under PURPA, or utilized by the cogenerator to displace purchases from the utility.
To the extent that cogeneration is used by industrial customers to meet their own power requirements, the System may suffer loss of industrial load. Cogenerated power delivered to the System would be purchased at avoided cost, which for a number of years is expected to be equivalent to avoided energy cost, and as such, the cost of these purchases would not impact earnings. To date, only a few cogeneration facilities have been installed in areas served by the System, excluding GSU. The primary purpose of these facilities is to displace power that was purchased from the System. The economic advantage to the customer is generally due to the customer having waste products that can be used as fuel. Presently, the loss of load to cogeneration and the amount of cogenerated power delivered under PURPA to the System (excluding GSU) is not significant. The System is prepared to participate (subject to regulatory approval) in various phases of the design, construction, procurement, and ownership of cogeneration facilities. The System has entered into several cogeneration deferral agreements with certain of its retail customers, which give the System the right of first refusal to participate in any of such customers' cogeneration activities. Such participation could occur in the event there are individual customers whose long-term interests, along with Entergy's, can best be served by installing cogeneration facilities. No such participation has occurred to date, except by GSU.

     Existing qualifying facilities in the GSU service territory are estimated to total approximately 2,400 MW's or over 10% of Entergy's total owned and leased generating capability as of December 31, 1993. GSU currently believes that no significant load will be lost to cogeneration projects during the next several years; however, GSU is currently negotiating a contract with a large industrial customer, which is scheduled to expire in 1996. If the contract is not renewed, GSU would lose approximately $40 million in base revenues.

     Although GSU has competed in the past for various retail and wholesale customers, the System (excluding GSU) generally is not in direct competition with privately-owned or municipally-owned electric utilities for retail sales. However, a few municipalities distribute electricity within their corporate limits and some of these generate all or a portion of their requirements. A number of electric cooperative associations or corporations serve a substantial number of retail customers in or adjacent to areas served by the System . Sales of energy by the System to privately- or municipally-owned utilities amounted to approximately 4.6% of total System energy sales in 1993 (excluding GSU).

     Legislatures and regulatory commissions in several states have considered, or are considering, retail wheeling, which is the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's service territory. Retail wheeling would permit retail customers to elect to purchase electric capacity and/or energy from the electric utility in whose service area they are located or from any other electric utility or independent power producer. Retail wheeling is not currently required within the Entergy System service area. See "Rate Matters and Regulation - Regulation - Other Regulation and Litigation," below for information on proceedings brought by Cajun seeking transmission access to certain of GSU's industrial customers.

     Least Cost Planning. The System continues to pursue least cost planning, also known as integrated resource planning, in order to compete more effectively in both retail and wholesale markets. Least cost planning is the development of strategies to add resources to meet future electricity demands reliably and at the lowest possible cost. The least cost planning process includes the study of electric supply- and demand-side options. The resultant plan uses demand-side options, such as changing customer consumption patterns, to limit electricity usage during times of peak demand, thus delaying the need for new capacity resources. Least cost planning offers the potential for the System to minimize customer costs, while providing an opportunity to earn a return.

     On December 1, 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Plan with its respective regulator, and on July 1, 1993, each company filed a near-term revision to such plan. Each Least Cost Plan details the resources that the System intends to use to provide reasonably priced, reliable electric service to its customers over the next 20 years. Such plan includes 925 MW of DSM resources, such as programs for efficient air conditioning and heating, high efficiency lighting, and CCLM. CCLM is the subject of recent Entergy proposals (filed, or to be filed, by AP&L, LP&L, MP&L, and NOPSI with their respective regulators) requesting the CCLM pilot be withdrawn from consideration in the existing Least Cost Plan dockets on the basis of a new proposal by Entergy to undertake the initial pilot development of CCLM at Entergy stockholder expense. To date, the Council and the LPSC are the only regulators that have addressed the proposal. The System expects to spend a total of approximately $800 million for DSM resources over the next 20 years. Such plan also includes significant resource additions, but does not contemplate construction of any generating facilities at new sites. All incremental supply-side resources will come from either delayed retirements or repowering of existing generating units. The System estimates that, over the next 20 years, least cost planning, if implemented in accordance with the terms of each filed Least Cost Plan, will reduce revenue requirements by approximately $2.3 billion ($600 million on a net present value basis), thereby avoiding the need for related rate increase requests. Each Least Cost Plan includes specific actions that the System will undertake pursuant to regulatory approval, including the recovery of costs associated with DSM (for further information, see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," below).

               CAPITAL REQUIREMENTS AND FUTURE FINANCING

     Construction expenditures for the System are estimated to aggregate $586 million, $560 million, and $550 million for the years 1994, 1995, and 1996, respectively. No significant costs are expected in connection with the System's generating facilities. Actual construction costs may vary from these estimates because of a number of factors, including changes in load growth estimates, changes in environmental regulations, modifications to nuclear units to meet regulatory requirements, increasing costs of labor, equipment and materials, and cost of capital.

     Construction expenditures by company (including immaterial environmental expenditures and AFUDC, but excluding nuclear fuel and the impact of the ice storm that occurred in February 1994) for the period 1994-1996 are estimated as follows:

                         1994     1995    1996     Total
                         ----     ----    ----     -----
                                    (In Millions)

      AP&L               $181     $172    $175      $528
      GSU                 134      128     119       381
      LP&L                156      143     142       441
      MP&L                 61       63      63       187
      NOPSI                26       26      26        78
      System Energy        26       22      23        71
      Entergy Power         2        6       2        10
        System           $586     $560    $550    $1,696


     In addition to construction expenditure requirements, the estimated amounts required during 1994-1996 to meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements are: AP&L - $83 million; GSU - $214 million; LP&L - $158 million; MP&L - $212 million; NOPSI - $80 million; and System Energy - $615 million. A substantial portion of the above capital and refinancing requirements is expected to be satisfied from internally generated funds and cash on hand supplemented by the issuance of debt and preferred stock. Certain System companies may also continue with the acquisition or refinancing of all, or a portion of, certain outstanding series of preferred stock and long-term debt.

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, particularly in Mississippi. A substantial portion of the related costs, which are estimated to be $110 million - $140 million, are expected to be capitalized. The MPSC acknowledged that there is precedent in Mississippi for recovery of certain costs associated with storms and natural disasters and the restoration of service resulting from such events. MP&L plans to immediately file for rate recovery of the costs related to the ice storm (see "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - MP&L," below).

     Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation has SEC authorization to make additional investments in Entergy Power, Entergy S.A., Entergy Argentina, S.A., Entergy Transener, S.A., Entergy SASI, and FPN. Entergy Corporation expects to meet these requirements in 1994-1996 with internally generated funds and cash on hand. Entergy receives funds through dividend payments from its subsidiaries. Certain restrictions may limit the amount of these distributions. See Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, Note 2, "Rate and Regulatory Matters" and Note 8, "Commitments and Contingencies," incorporated herein by reference, regarding River Bend rate appeals and pending litigation with Cajun. Substantial write-offs or charges resulting from adverse rulings in these matters could adversely affect GSU's ability to continue to pay dividends.

     Entergy Corporation continues to consider new opportunities to expand its electric energy business, including expansion into related nonregulated businesses. Entergy Corporation expects to invest up to approximately $150 million per year over the next three years in nonregulated business opportunities. Entergy Corporation may finance any such expansion with cash on hand. Further, shareholder and/or regulatory approvals may be required for such acquisitions to take place. Also, Entergy Corporation has SEC authorization to repurchase shares of its outstanding common stock. Market conditions and board authorization determine the amount of repurchases. Entergy Corporation has requested SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases and other optional activities.

     (For further information on the capital and refinancing requirements, capital resources, and short-term borrowing arrangements of AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, respectively, refer in each case to AP&L's, GSU's, LP&L's, MP&L's, NOPSI's, and System Energy's "Management's Financial Discussion and Analysis - Liquidity and Capital Resources," Note 4 of AP&L's, GSU's, LP&L's, MP&L's, NOPSI's, and System Energy's Notes to Financial Statements, "Lines of Credit and Related Borrowings," Note 5 of AP&L's and NOPSI's Notes to Financial Statements, "Preferred Stock", Note 5 of GSU's Notes to Financial Statements, "Preferred, Preference and Common Stock", Note 5 of LP&L's and MP&L's Notes to Financial Statements, "Preferred and Common Stock," Note 6 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's and Note 5 of System Energy's Notes to Financial Statements, "Long-Term Debt," and Note 8 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's and Note 7 of System Energy's Notes to Financial Statements, "Commitments and Contingencies - Capital Requirements and Financing," each incorporated herein by reference. For further information concerning Entergy Corporation's capital requirements and resources, refer to Entergy Corporation and Subsidiaries' "Management's Financial Discussion and Analysis - Liquidity and Capital Resources," and Note 4 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Lines of Credit and Related Borrowings," incorporated herein by reference. For further information on the subsequent event, see Note 12 of AP&L's and
Note 11 of MP&L's Notes to Financial Statements, "Subsequent Event (Unaudited)," incorporated herein by reference.)

Certain System Financial and Support Agreements

     Unit Power Sales Agreement. The Unit Power Sales Agreement allocates capacity and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1 (and the costs related thereto) to AP&L (36%), LP&L (14%), MP&L (33%), and NOPSI (17%). AP&L, LP&L,
MP&L, and NOPSI pay rates to System Energy for their respective entitlements of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and upon the receipt of payments from AP&L, LP&L, MP&L, and NOPSI. (See "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - System Energy," below for further information with respect to proceedings relating to the Unit Power Sales Agreement.)

     Availability Agreement. The Availability Agreement was entered into among System Energy and AP&L, LP&L, MP&L, and NOPSI in 1974 in connection with the financing by System Energy of the Grand Gulf Station. The agreement provided that System Energy would join in the agreement among AP&L, LP&L, MP&L, and NOPSI for the sharing of generating capacity and other capacity and energy resources on or before the date on which Grand Gulf 1 was placed in commercial operation. It also provided that System Energy would make available to AP&L, LP&L, MP&L, and NOPSI all capacity and energy available from System Energy's share of the Grand Gulf Station. System Energy and AP&L, LP&L, MP&L, and NOPSI further agreed that if this agreement were terminated, or if any of the parties thereto withdrew from it, then System Energy would enter into a separate agreement with all of such parties or the withdrawing party, as the case may be, with respect to the purchase of capacity and energy on the same terms as if this agreement were still controlling.

     AP&L, LP&L, MP&L, and NOPSI also agreed severally to pay System Energy monthly for the right to receive capacity and energy available from the Grand Gulf Station in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would be at least equal to System Energy's total operating expenses for the Grand Gulf Station (including depreciation at a specified rate) and interest charges.

     As amended to date, the Availability Agreement provides that:

     - the obligation of AP&L, LP&L, MP&L, and NOPSI for payments for Grand Gulf 1 became effective upon commercial operation of Grand Gulf 1 on July 1, 1985;

     - the sale of capacity and energy generated by the Grand Gulf Station may be governed by a separate power purchase agreement among System Energy and AP&L, LP&L, MP&L, and NOPSI;

     - the September 1989 write-off of System Energy's investment in Grand Gulf 2, amounting to approximately $900 million, will be amortized for Availability Agreement purposes over 27 years rather than in the month the write-off was recognized on System Energy's books; and

     - the allocation percentages under the Availability Agreement are fixed as follows: AP&L - 17.1%; LP&L - 26.9%; MP&L - 31.3%;
       and NOPSI - 24.7%.

     As noted above, the Unit Power Sales Agreement provides for different allocation percentages for sales of capacity and energy from Grand Gulf 1. However, the allocation percentages under the Availability Agreement remain in effect and would govern payments made thereunder in the event of a shortfall of funds available to System Energy from other sources, including payments by AP&L, LP&L, MP&L, and NOPSI to System Energy under the Unit Power Sales Agreement.

     System Energy has assigned its rights to payments and advances from AP&L, LP&L, MP&L, and NOPSI under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described under "Sale and Leaseback Arrangements - System Energy," below. In these assignments, AP&L, LP&L, MP&L, and NOPSI further agreed that in the event they were prohibited by governmental action from making payments under the Availability Agreement (if, for example, FERC reduced or disallowed such payments as constituting excessive rates; see the second succeeding paragraph), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

     Each of the assignment agreements relating to the Availability Agreement provides that AP&L, LP&L, MP&L, and NOPSI shall make payments directly to System Energy. However, if there is an event of default, AP&L, LP&L, MP&L, and NOPSI shall make those payments directly to the holders of indebtedness secured by such assignment agreements. The payments shall be made pro rata according to the amount of the respective obligations secured.

     The obligations of AP&L, LP&L, MP&L, and NOPSI to make payments under the Availability Agreement are subject to receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No filing with FERC has been required because sales of capacity and energy from the Grand Gulf Station are being made under the Unit Power Sales Agreement. Other aspects of the Availability Agreement, including the obligations of AP&L, LP&L, MP&L, and NOPSI to make subordinated advances, are subject to the jurisdiction of the SEC under the Holding Company Act, which approval has been obtained. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval. (Refer to the second preceding paragraph.)

     Amounts that have been received by System Energy under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Consequently, no payments under the Availability Agreement by AP&L, LP&L, MP&L, and NOPSI have ever been required. If AP&L, LP&L, MP&L, or NOPSI became unable in whole or in part to continue making payments to System Energy under the Unit Power Sales Agreement, and System Energy were unable to procure funds from other sources sufficient to cover any potential shortfall between the amount owing under the Availability Agreement and the amount of continuing payments under the Unit Power Sales Agreement plus other funds then available to System Energy, LP&L and NOPSI could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement or the assignments thereof for the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments. The amount, if any, which these companies would become liable to pay or advance, over and above amounts they would be paying under the Unit Power Sales Agreement for capacity and energy from Grand Gulf 1, would depend on a variety of factors (especially the degree of any such shortfall and System Energy's access to other funds). It cannot be predicted whether any such claims or demands, if made and upheld, could be satisfied. In NOPSI's case, if any such claims or demands were upheld, the holders of certain of NOPSI's outstanding general and refunding mortgage bonds could require redemption of their bonds at par. The ability of AP&L, LP&L, MP&L, and NOPSI to sustain payments under the Availability Agreement and the assignments thereof in material amounts without substantially equivalent recovery from their customers would be limited by their respective available cash resources and financing capabilities at the time.

     The ability of AP&L, LP&L, MP&L, and NOPSI to recover from their customers payments made under the Availability Agreement, or under the assignments thereof, would depend upon the outcome of regulatory proceedings before the state and local regulatory authorities having jurisdiction. In view of the controversies that arose over the allocation of capacity and energy from Grand Gulf 1 pursuant to the Unit Power Sales Agreement, opposition to recovery would be likely and the outcome of such proceedings, should they occur, is not predictable.

     Reallocation Agreement. On November 18, 1981, the SEC authorized LP&L, MP&L, and NOPSI to indemnify AP&L against principally its responsibilities and obligations with respect to the Grand Gulf Station contained in the Availability Agreement and the assignments thereof. The revised percentages of allocated capacity of System Energy's share of Grand Gulf 1 and Grand Gulf 2 were, respectively:
LP&L - 38.57% and 26.23%; MP&L - 31.63% and 43.97%; and NOPSI - 29.80%
and 29.80%. FERC's decision allocating the capacity and energy of Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI supersedes the Reallocation Agreement insofar as it relates to Grand Gulf 1.
However, responsibility for any Grand Gulf 2 amortization amounts (see "Availability Agreement," above) has been allocated to LP&L - 26.23%, MP&L - 43.97%, and NOPSI - 29.80% under the terms of the Reallocation Agreement. The Reallocation Agreement does not affect the obligation of AP&L to System Energy's lenders under the assignments referred to in the fifth preceding paragraph, and AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, together with other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

     Capital Funds Agreement. System Energy and Entergy Corporation have entered into the Capital Funds Agreement whereby Entergy Corporation has agreed to supply to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (2) permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances.

     Entergy Corporation has entered into various supplements to the Capital Funds Agreement, and System Energy has assigned its rights thereunder as security for its first mortgage bonds and reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described under "Sale and Leaseback Arrangements - System Energy," below. Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of the Grand Gulf Station may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as hereinafter defined). In addition, in the particular supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments).

     Except with respect to the Specific Payments, which have been approved by the SEC under the Holding Company Act, the performance by both Entergy Corporation and System Energy of their obligations under the Capital Funds Agreement, as supplemented, is subject to the receipt and continued effectiveness of all governmental authorizations necessary to permit such performance, including approval by the SEC under the Holding Company Act. Each of the supplemental agreements provides that Entergy Corporation shall make its payments directly to System Energy. However, if there is an event of default, Entergy Corporation shall make those payments directly to the holders of indebtedness secured by the supplemental agreements. The payments (other than the Specific Payments) shall be made pro rata according to the amount of the respective obligations secured by the supplemental agreements.

Sale and Leaseback Arrangements

     LP&L. On September 28, 1989, LP&L entered into arrangements for the sale and leaseback of an approximate aggregate 9.3% ownership interest in Waterford 3. LP&L has options to terminate the leases and to repurchase the sold interests in Waterford 3 at certain intervals during the basic terms of the leases. Further, at the end of the terms of the leases, LP&L has options to renew the leases or to repurchase the interests in Waterford 3. If LP&L does not exercise its options to repurchase the interests in Waterford 3 on the fifth anniversary (September 28, 1994) of the closing date of the sale and leaseback transactions, LP&L will be required to provide collateral to the owner participants for the equity portion of certain amounts payable by LP&L under the lease. The required collateral is either a bank letter or letters of credit or the pledging of new series of first mortgage bonds issued by LP&L under its first mortgage bond indenture. (For further information on LP&L's sale and leaseback arrangements, including the required maintenance by LP&L of specified capitalization and fixed charge coverage ratios, see Note 9 of LP&L's Notes to Financial Statements, "Leases - Waterford 3 Lease Obligations," incorporated herein by reference.)

     System Energy. On December 28, 1988, System Energy entered into arrangements for the sale and leaseback of an 11.5% ownership interest in Grand Gulf 1. System Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term. Further, System Energy has an option at the end of the basic lease term to renew the leases or to repurchase the undivided interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained by System Energy under the leases to secure certain amounts payable for the benefit of the equity investors. The letters of credit currently maintained are effective until January 15, 1997. Under the provisions of a reimbursement agreement, dated December 1, 1988, as amended, entered into by System Energy and various banks in connection with the sale and leaseback arrangements related to the letters of credit, System Energy has agreed to a number of covenants relating to, among other things, the maintenance of certain capitalization and fixed charge ratios. In connection with an audit of System Energy by FERC, if a decision of FERC issued on August 4, 1992 (August 4 Order) is ultimately sustained and implemented, System Energy would need to obtain the consent of certain banks to waive the capitalization and fixed charge coverage covenants for a limited period of time in order to avoid violation of such covenants. System Energy has obtained the consent of the banks to waive these covenants for the twelve-month period beginning with the earlier of the write-off or the first refund, if the August 4 Order is implemented prior to December 31, 1994. Absent a waiver, failure by System Energy to perform these covenants could give rise to a draw under the letters of credit and/or an early termination of the letters of credit, and, if such letters of credit were not replaced in a timely manner, could result in a default under, or other early termination of, System Energy's leases. (For further information on the potential effects of the August 4 Order on System Energy's financial condition, see Note 2 of System Energy's Notes to Financial Statements, "Rate and Regulatory Matters - FERC Audit," incorporated herein by reference, and for a further discussion of the provisions of System Energy's Reimbursement Agreement, see System Energy's Notes to Financial Statements, Note 6, "Dividend Restrictions" and Note 7, "Commitments and Contingencies - Reimbursement Agreement," incorporated herein by reference.)

                      RATE MATTERS AND REGULATION

                             RATE MATTERS

     The System operating companies' retail rates are regulated by their respective state and/or local regulatory authorities, as described below, and their rates for wholesale sales (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity are regulated by FERC. Rates for System Energy's sales of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI pursuant to the Unit Power Sales Agreement are also regulated by FERC.

Wholesale Rate Matters

     GSU. For information, see "Retail Rate Matters - GSU," below and "Regulation - Other Regulation and Litigation - GSU," below.

     System Energy. As described above under "Certain System Financial and Support Agreements," System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to AP&L, LP&L, MP&L, and NOPSI for Grand Gulf 1 capacity and energy under the Unit Power Sales Agreement. Several proceedings currently pending or recently concluded at FERC affect these rates.

     In connection with an audit report covering a review of System Energy's books and records for the years 1986-1988, on August 4, 1992, FERC issued an opinion and order (1) finding that System Energy overstated its Grand Gulf 1 utility plant by approximately $95 million for costs included in utility plant that are related to the System's income tax allocation procedures, and (2) requiring System Energy to make adjusting accounting entries and refunds, with interest, to AP&L, LP&L, MP&L, and NOPSI within 90 days from the date of the order. System Energy requested a rehearing of the order, and on October 5, 1992, FERC issued an order allowing additional time for its consideration of such request and deferring System Energy's refund obligation until 30 days following issuance of FERC's order on rehearing. (For further information on FERC's order and its potential effect on System Energy's and Entergy's consolidated financial position, see Note 2 of System Energy's Notes to Financial Statements and Note 2 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Rate and Regulatory Matters - FERC Audit," incorporated herein by reference.)

     In a separate proceeding, on August 24, 1992, FERC instituted an investigation of the justness and reasonableness of certain of Entergy's formula wholesale rates, including System Energy's rates under the Unit Power Sales Agreement. Various regulatory authorities intervened in the proceeding. On August 2, 1993, Entergy and the intervenors settled the proceeding and agreed that System Energy's rate of return on equity would be reduced from 13% to 11%, and such rate would remain in effect until at least August 1995. Refunds were payable by System Energy with respect to the period from November 2, 1992, through the effective date of the settlement. FERC approved the settlement on October 25, 1993, and System Energy credited AP&L, LP&L, MP&L, and NOPSI with an aggregate of $29.6 million on their October 1993 bills. This matter is now final. (See Note 2 of System Energy's Notes to Financial Statements, "Rate and Regulatory Matters - FERC Return on Equity Case," incorporated herein by reference.)

     Entergy Power. In 1990, authorizations were obtained from the SEC, FERC, the APSC, and the Public Service Commission of Missouri for Entergy Power to purchase AP&L's interests in Independence 2 and Ritchie 2, and to begin marketing the capacity and energy from the units in certain wholesale markets. The SEC order approving various aspects of the transaction was appealed by various intervenors in the proceeding to the D.C. Circuit, which reversed a portion of the order and remanded the case to the SEC for consideration of the effect of the transfers on the System's future costs of replacement generating capacity and fuel. In response to a June 24, 1993 SEC order setting a procedural schedule for the filing of further pleadings in the proceeding, in July 1993, the Entergy parties filed a post-effective amendment to their application addressing the issues specified in the SEC order. On September 9, 1993, the City of New Orleans and the LPSC each requested a hearing. However, on January 5, 1994, the City of New Orleans withdrew from the proceeding, as agreed in its settlement with NOPSI of various issues related to the Merger.

     System Agreement. AP&L, LP&L, MP&L, and NOPSI engage in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement (described under "Property - Generating Stations," below). GSU became a party to the System Agreement upon consummation of the merger of Entergy's and GSU's electric systems, and GSU now participates in this System-wide coordination. For further information, see Note 2 of GSU's Notes to Financial Statements and Note 2 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Rate and Regulatory Matters - Merger-Related Rate Agreements."

     In connection with the Merger, FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of the existing Entergy operating companies will not be allocated higher costs, including, among other things: (1) a tracking mechanism to protect operating companies from certain unexpected increases in fuel costs; (2) excluding GSU from the distribution of profits from power sales contracts entered into prior to the Merger;
(3) a methodology to estimate the cost of capital in future FERC proceedings; and (4) a stipulation that the operating companies will be insulated from certain direct effects on capacity equalization payments should GSU, due to a finding of imprudent GSU management prior to the Merger, be required to purchase Cajun's 30% share in River Bend. See "Regulation - Other Regulation and Litigation," for information on requests for rehearing of FERC's approval.

     On August 20, l990, the City of New Orleans filed a complaint against Entergy Corporation, AP&L, LP&L, MP&L, NOPSI, and System Energy requesting that FERC investigate AP&L's transfer of its interest in Independence 2 and Ritchie 2 to Entergy Power (see "Entergy Power," above) and the effect of the transfer on AP&L, LP&L, MP&L, and NOPSI and their ratepayers. Various parties, including certain of the System's state regulators, intervened in the proceeding. FERC issued an order on March 19, 1991, setting for investigation (l) the question of whether overall billings under the System Agreement will increase as a result of the transfer to Entergy Power, and (2) if so, whether such increased billings reflect prudently incurred costs that may reasonably be charged under the System Agreement. In two separate decisions with respect to these issues, the FERC ALJ assigned to the matter ruled on May 14, l992 and October 30, 1992, respectively, that there was sufficient evidence to show that overall billings would increase as a result of the transfer, but that the transfer was prudent. On December 15, 1993, FERC issued an opinion declining to address the prudence issue until a future time when replacement capacity has been added or planned and finding that, until such time, billings under the System Agreement as affected by the transfer of the two units are reasonable. The Entergy parties and the City of New Orleans each filed a request for rehearing of this order. If FERC's decision were reversed and any refunds were ordered, they would be retroactive to October 19, 1990.

     Open Access Transmission. On August 2, 1991, Entergy Services, as agent for AP&L, LP&L, MP&L, NOPSI, and Entergy Power, submitted to FERC (1) proposed tariffs that, subject to certain conditions, would provide to electric utilities "open access" to the System's integrated transmission system, and (2) rate schedules providing for sales of wholesale power at market-based rates. Under FERC policy, sales of power at market-based rates would be permitted only if FERC found, among other things, that Entergy did not have market power over transmission. Permitting "open access" to the System's transmission system helps support such a finding. Various parties, including the Council, the APSC, the MPSC, and the LPSC, intervened in the proceeding. On March 3, 1992, FERC approved the filing, with some modifications, and on August 7, l992, FERC denied rehearing of its March 1992 order. On August 24, l992, various parties filed petitions with the D.C. Circuit for review of FERC's 1992 orders, and these petitions have been consolidated. The revised tariffs, submitted by Entergy Services in response to FERC's 1992 orders, were accepted for filing and made effective, subject to further modifications, by order dated April 5, l993. Entergy Services made a further compliance filing on May 5, l993, reflecting these modifications and requesting reconsideration of certain limited matters, which is subject to approval by FERC. On December 31, 1993, Entergy Services filed revisions to the transmission service tariff to recognize GSU's inclusion in the Entergy System. These matters are pending.

Retail Rate Matters

     General. AP&L, LP&L, MP&L, and NOPSI currently have retail rate structures sufficient to recover their costs, including costs associated with their allocated shares of capacity and energy from Grand Gulf 1 under the Unit Power Sales Agreement, and a return on equity. Certain costs related to Grand Gulf 1 (and in LP&L's case, Waterford 3 are being phased-into retail rates over a period of time, in order to avoid the "rate shock" associated with increasing rates to reflect all of such costs at once. The deferral period in which costs are incurred but not currently recovered has expired for all of these programs, and AP&L, LP&L, MP&L, and NOPSI are now recovering those costs that were previously deferred. Also, AP&L and LP&L have retained a portion of their shares of Grand Gulf 1 capacity and GSU is operating under a deregulated asset plan for a portion of its share of River Bend.

     GSU is involved in several rate proceedings involving recovery, among other things, of costs associated with River Bend. Some rate relief has been received, but GSU has been unable to obtain recognition in rates for a substantial portion of its River Bend investment. Recovery of certain costs has been disallowed, while other costs are being deferred for future recovery, held in abeyance pending further regulatory action, or treated as investments in deregulated assets. There are ongoing rate proceedings and appeals relating to these issues (see "GSU," below).

     The System is committed to taking actions that will stabilize retail rates and avoid the need for future rate increases. In the short-term, this involves containing costs to the greatest degree practicable, thereby avoiding erosion of earnings and delaying for as long as possible the need for general rate increases. In accordance with this retail rate policy, the System operating companies have agreed to retail rate caps and/or rate freezes for specified periods of time.

     In the longer term, as discussed in "Business of Entergy -
Competition - Least Cost Planning" above, and also as discussed specifically for each applicable company below, the System is pursuing implementation of least cost planning to minimize the cost of future sources of energy.

     Effective January 1, 1993, the System adopted SFAS No. 106 (SFAS
106), an accounting standard that requires accrual of the costs of postretirement benefits other than pensions prior to the time these costs are actually incurred. In 1992, the System operating companies requested from their retail rate regulators authorization to recognize in rates the costs associated with implementation of SFAS 106. For further information, see Note 10 of Entergy Corporation and Subsidiaries', Note 9 of MP&L's and NOPSI's, and Note 10 of AP&L's, GSU's, and LP&L's Notes to Financial Statements, "Postretirement and Postemployment Benefits," incorporated herein by reference.

     AP&L

     Rate Freeze. In connection with the settlement of various issues related to the Merger, AP&L agreed that it will not request any general retail rate increase that would take effect before November 3, 1998, except, among other things, for increases associated with the Least Cost Plan (discussed below); recovery of certain Grand Gulf 1-related costs, excess capacity costs, and costs related to the adoption of SFAS 106 that were previously deferred; recovery of certain taxes; fuel adjustment recoveries; recovery of nuclear decommissioning costs; and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation).

     Recovery of Grand Gulf 1 Costs. Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, AP&L agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In 1994 and subsequent years, AP&L will retain 7.92% of such costs (stated as a percentage of System Energy's 90% share of the unit) and will recover 28.08% currently. Deferrals ceased in l990, and AP&L is recovering a portion of the previously deferred costs each year through l998. As of December 31, l993, the balance of deferred uncollected costs was $568.0 million. AP&L is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals.

     AP&L has the right to sell capacity and energy from its retained share of Grand Gulf 1 to third parties and to sell such energy to its retail customers at a price equal to AP&L's avoided energy cost. Proceeds of sales to third parties of AP&L's retained share of Grand Gulf l capacity and energy generally accrue to the benefit of AP&L's stockholder; however, half of the proceeds of such sales to third parties prior to January 1, 1996, are used to reduce the balance of uncollected deferrals and thus accrue to the benefit of retail ratepayers. If AP&L makes sales to third parties prior to that date in excess of the retained share, the proceeds of such excess are also split between the stockholder and the ratepayers, except that the portion of the sale that accrues to the stockholder's benefit cannot exceed the retained share.

     Least Cost Planning. On December 1, 1992 and July 1, 1993, AP&L filed with the APSC the Least Cost Plan described in "Business of Entergy - Competition - Least Cost Planning," above. AP&L also requested authorization to recover development and implementation costs and costs and incentives related to the DSM aspects of the plan. On October 13, 1993, the APSC found AP&L's plan to be complete and directed the APSC staff to conduct a series of public forums in late 1993, including focus groups, town meetings, and collaborative workshops, before it would establish a procedural schedule that would include evidentiary hearings and the issuance of a Least Cost Plan order. Several of these meetings were delayed into 1994, but are expected to be completed by March 1994. At or before that time, AP&L expects the APSC to issue a procedural schedule that will allow the APSC to issue an order before the end of 1994. On January 19, 1994, AP&L filed a request with the APSC for permission to withdraw the CCLM portion of the filing and to continue such programs on a pilot basis at shareholder expense. The APSC has not yet ruled on AP&L's request.

     Fuel Adjustment Clause. AP&L's retail rate schedules have a fuel adjustment clause that provides for recovery of the excess cost of fuel and purchased power incurred in the second preceding month. The fuel adjustment clause also contains a nuclear reserve fund designed to cover the cost of replacement energy during scheduled maintenance and refueling outages at ANO, and an incentive provision that permits over- or under-recovery of the excess cost of replacement energy when ANO is operating or down for reasons other than refueling.

     GSU

     Rate Cap and Other Merger-Related Rate Agreements. The LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year rate cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of regulatory filings, currently anticipated to be in June 1994, and February 1996, 1998, and 2001, to ensure that the ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under the FERC tracking mechanism (see "Rate Matters - Wholesale Rate Matters - System Agreement," above). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993 order approving the Merger, requesting that FERC restore the 40% cap provision in the fuel cost protection mechanism (see "Regulation - Other Litigation and Regulation," below). The matter is pending.

     Recovery of River Bend Costs. GSU deferred approximately $369 million of River Bend operating costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal (see "Texas Jurisdiction - River Bend," below). As of December 31, 1993, the unamortized balance of these costs was $330.3 million. Further, GSU deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $160.4 million are unamortized as of December 31, 1993, are being amortized over a 10-year period.

     In accordance with a phase-in plan approved by the LPSC, GSU deferred $324.7 million of its River Bend costs related to the period December 1987 through February 1991. GSU has amortized $86.6 million through December 31, 1993, and the remainder of $238.1 million will be recovered over approximately 3.8 years.

     Texas Jurisdiction - River Bend. In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudency, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudency of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. Further, the Texas Supreme Court's decision stated that all issues relating to the merits of the original order of the PUCT, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

     In October 1991, the district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base under a 1991 decision regarding El Paso Electric Company's similar deferred costs (El Paso Case). The court further stated that the PUCT erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied, and in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

     In August 1992, the court of appeals in the El Paso Case handed down its second opinion on rehearing modifying its previous opinion on deferred accounting. The court's second opinion concluded that the PUCT may lawfully defer operating and maintenance costs and subsequently include them in rate base, but that the Public Utility Regulatory Act prohibits such rate base treatment for deferred carrying costs. The court stated, however, its opinion would not preclude the recovery of deferred carrying costs. The August 1992 court of appeals opinion was appealed to the Texas Supreme Court where arguments were heard in September 1993. The matter is still pending.

     In September 1993, the Texas Third District Court of Appeals (the Third District Court) remanded the October 1991 district court decision to the PUCT "to reexamine the record evidence to whatever extent necessary to render a final order supported by substantial evidence and not inconsistent with our opinion." The Third District Court specifically addressed the PUCT's treatment of certain costs, stating that the PUCT's order was not based on substantial evidence. The Third District Court also applied its most recent ruling in the El Paso Case to the deferred costs associated with River Bend. However, the Third District Court cautioned the PUCT to confine its deliberations to the evidence addressed in the original rate case. Certain parties to the case have indicated their position that, on remand, the PUCT may change its original order only with respect to matters specifically discussed by the Third District Court which, if allowed, would increase GSU's allowed River Bend investment, net of accumulated depreciation and related taxes, by approximately $48 million as of December 31, 1993. GSU believes that under the Third District Court's decision, the PUCT would be free to reconsider any aspect of its order concerning the abeyed $1.4 billion River Bend investment. GSU has filed a motion for rehearing asking the Third District Court to modify its order so as to permit the PUCT to take additional evidence on remand. The PUCT and other parties have also moved for rehearing on various grounds. The Third District Court has not yet ruled on any of these motions.

     As of December 31, 1993, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, and the River Bend plant costs held in abeyance and the related cost deferrals totaled (net of taxes) approximately $14 million, $300 million (both net of depreciation), and $171 million, respectively. Allowed Deferrals were approximately $95 million, net of taxes and amortization, as of December 31, 1993. GSU estimates it has collected approximately $139 million of revenues as of December 31, 1993, as a result of the originally ordered rate treatment of these deferred costs. However, if the PUCT adopts the most recent decision in the El Paso Case, the possible refunds approximate $28 million as a result of the inclusion of deferred carrying costs in rate base for the period July 1988 through December 1990. However, if the PUCT reverses its decision to reduce GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988, the potential refund of amounts described above could be reduced by an amount ranging from $7 million to $19 million.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the rate caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1993, of up to $314 million could be required based on the PUCT's ultimate ruling.

      In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

     There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of most, if not all, of these PUCT decisions are currently pending.

     The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

     Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is probable that the deferred costs will be allowed. However, assuming the August 1992 court of appeals' opinion in the El Paso Case is upheld and applied to GSU and the deferred River Bend costs currently held in abeyance are not allowed to be recovered in rates as allowable costs, a net-of-tax write-off of up to $171 million could be required. In addition, future revenues based upon the deferred costs previously allowed in rate base could also be lost and no assurance can be given as to whether or not refunds (up to $28 million as of December 31, 1993) of revenue received based upon such deferred costs previously recorded will be required.

     See Note 12 of GSU's Notes to Financial Statements, "Entergy
Corporation-GSU Merger," for the accounting treatment of preacquistion contingencies, including a River Bend write-down.

     Texas Jurisdiction - Fuel Reconciliation. In January 1992, GSU applied with the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. GSU proposed to recover net underrecoveries and interest (including underrecoveries related to NISCO, discussed below) over a twelve month period. In April 1993, the presiding PUCT ALJ issued a report which concluded that GSU incurred approximately $117 million of nonreimbursable fuel costs on a company-wide basis (approximately $50 million on a Texas retail jurisdictional basis) during the reconciliation period.

     Included in the nonreimbursable fuel costs were payments above GSU's avoided cost rate for power purchased from NISCO. The PUCT ordered in 1986 that the purchased power costs from NISCO in excess of GSU's avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which GSU continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, in the appeal of such order, ordered the PUCT to allow GSU to recover purchased power payments in excess of its avoided cost in future proceedings, if GSU established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

     In June 1993, the PUCT, in the fuel reconciliation case, concluded that the purchased power payments made to NISCO in excess of GSU's avoided cost were not reasonably incurred. As a result of the order, GSU recorded additional fuel expenses (including interest) of $2.8 million for non-NISCO related items. The PUCT's order resulted in no additional expenses related to the NISCO issue, or for overcollections related to the fixed fuel factor, as those charges were expensed by GSU as they were incurred. The PUCT concluded that GSU had over-collected its fuel costs in Texas and ordered GSU to refund approximately $33.8 million to its Texas retail customers, including approximately $7.5 million of interest. The PUCT reduced GSU's fixed fuel factor in Texas from about 2.1 cents per KWH to approximately 1.84 cents per KWH. GSU had requested a new fixed fuel factor of about 2.02 cents per KWH. Based on current sales forecasts, adoption of the PUCT's recommended fixed fuel factor would reduce GSU's revenues by approximately $34 million annually. In October 1993, GSU appealed the PUCT's order to the Travis County District Court. No assurance can be given as to the timing or outcome of the appeal.

     Texas - Cities Rate Settlement. In June 1993, thirteen cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provides for an initial reduction in annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million to be effective September 1994. Further, the settlement provided for GSU to reduce rates with a $20 million one-time bill credit in December 1993, and to refund approximately $3 million to Texas retail customers on bills rendered in December 1993. The cities rate inquiries had been settled earlier on the same terms.

     In November 1993, in association with the settlement of the above-described rate inquiries, GSU entered into a settlement covering issues related to a March 1991 non-unanimous settlement in another proceeding. Under this settlement, a $30 million rate increase approved by the PUCT in March 1991, became final and the PUCT's treatment of GSU's federal tax expense was settled, eliminating the possibility of refunds associated with amounts collected resulting from the disputed tax calculation.

     In December 1993, a large industrial customer of GSU announced its intention to oppose the settlement of the PUCT rate inquiry. The customer's opposition does not affect the cities' rate settlement. The customer's opposition requires the PUCT to conduct a hearing concerning GSU's rates charged in areas outside the corporate limits of the cities in its Texas service territory to determine whether the settlement's rates are just and reasonable. A hearing has been set for July 8, 1994. GSU believes that the PUCT will ultimately approve the settlement, but no assurance can be provided in this regard.

     Louisiana Jurisdiction - River Bend. Previous rate orders of the LPSC have been appealed, and pending resolution of various appellate proceedings, GSU has made no write-off for the disallowance of $30.6 million of deferred revenue requirement that GSU recorded for the period December 16, 1987 through February 18, 1988.

     In January 1992, the LPSC ordered a deregulated asset plan for $1.4 billion of River Bend plant costs not allowed in rates. The plan allows GSU to sell the generation from the approximately 22% of River Bend to Louisiana customers at 4.6 cents per KWH, or off-system at higher prices. Incremental revenues from off-system sales above 4.6 cents per KWH will be shared 60% by shareholders and 40% by ratepayers (see GSU's "Management's Financial Discussion and Analysis," incorporated herein by reference, for the effects of the plan on GSU's 1993 results of operations).

     LPSC - Return on Equity Review. In the June 1993 open session, a preliminary report was made comparing the authorized and actual earned rates of return for electric and gas utilities subject to the LPSC's jurisdiction. The preliminary report indicated that several electric utilities, including GSU, may be over-earning based on current estimated costs of equity. The LPSC requested those utilities to file responses indicating whether they agreed with the preliminary report, and to provide their reasons if they did not agree. GSU provided the LPSC with information that GSU believes supports the current rate level. The LPSC decided at its September 7, 1993 open session to defer review of GSU's base rates until the first earnings analysis after the Merger, scheduled for mid-1994.

     LPSC Fuel Cost Review. In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. Hearings are scheduled to begin in March 1994.

     Least Cost Planning. Currently, the PUCT does not have least cost planning rules in place, and GSU has not filed a Least Cost Plan with the PUCT. However, the PUCT staff has begun a rulemaking process for such rules, and GSU is actively participating in this process.
GSU has not yet filed a Least Cost Plan with the LPSC.

     Fuel Recovery. In January 1993, the PUCT adopted a new rule for setting a fixed fuel factor that is intended to recover projected allowable fuel and purchased power costs not covered by base rates.
To the extent actual costs vary from the fixed factor, the PUCT may require refunds of overcharges or permit recovery of undercharges. Under the new rule, fuel factors are to be revised every six months, and GSU is on a schedule providing for revision each March and September. The PUCT is required to act within 60 or 90 days, depending on whether or not a hearing is required, and refunds and surcharges will be required based upon a materiality threshold of 4% of Texas retail fuel revenues. Fuel charges will also be subject to reconciliation proceedings every three years, at which time additional adjustments may be required (see "Texas Jurisdiction - Fuel Reconciliation," above). All of GSU's rate schedules in Louisiana include a fuel adjustment clause to recover the cost of fuel and purchased power energy costs. The fuel adjustment reflects the delivered cost of fuel for the second preceding month.

     LP&L

     LPSC Jurisdiction. In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, LP&L was granted rate relief with respect to costs associated with Waterford 3 and LP&L's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. With respect to Waterford 3, LP&L was granted an increase aggregating $170.9 million over the period 1985-1988, and LP&L agreed to permanently absorb, and not recover from retail ratepayers, $284 million of its investment in the unit and to defer $266 million of its costs related to the years 1985-1988 to be recovered over approximately 8.6 years beginning in April 1988. As of December 31, 1993, LP&L's unrecovered deferral balance was $82.5 million. With respect to Grand Gulf l, LP&L agreed to absorb, and not recover from retail ratepayers, 18% of its 14% share (approximately 2.52%) of the costs of Grand Gulf l capacity and energy. LP&L is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH (currently 2.55 cents per KWH through May 1994) for the energy related to the permanently absorbed percentage, with LP&L's permanently absorbed retained percentage to be available for sale to non-affiliated parties, subject to LPSC approval. (See Note 2 of LP&L's Notes to Financial Statements, "Rate and Regulatory Matters - Waterford 3 and Grand Gulf 1," incorporated herein by reference, for further information on LP&L's Grand Gulf 1 and Waterford 3-related rates.)

     In a subsequent rate proceeding, on March 1, l989, the LPSC issued an order providing that, in effect, LP&L was entitled to an approximately $45.9 million annual retail rate increase, but that, in lieu of a rate increase, LP&L would be permitted to retain $188.6 million of the proceeds of a 1988 settlement of litigation with a gas supplier, and to amortize such proceeds into revenues over a period of approximately 5.3 years. The amortization of the proceeds will expire in mid-1994 and this source of revenue will no longer be available to LP&L. LP&L believes that the amortization has resulted in approximately the same amount of additional net income as an annual rate increase of $45.9 million would have provided over the same period. In connection with this order, LP&L agreed to a five-year base rate freeze scheduled to expire in March 1994 at then current levels subject to certain conditions. (See Note 2 of LP&L's Notes to Financial Statements, "Rate and Regulatory Matters - March 1989 Order," incorporated herein by reference, for further information on the terms of this order.)

     By letter dated July 27, 1993, the LPSC requested LP&L to explain its "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction. LP&L responded to the request on August 11, 1993. On August 14, 1993, the LPSC's consultants acknowledged LP&L's rationale for its cost of debt and suggested that certain aspects of LP&L's cost of debt could be taken up in rate proceedings after the expiration of LP&L's rate freeze. On October 7, 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of the rate freeze in March 1994.

     Council Jurisdiction. Under the Algiers rate settlement entered into with the Council in l989, LP&L was granted rate relief with respect to its Grand Gulf l and Waterford 3-related costs, subject to certain terms and conditions. LP&L was granted an annual rate increase of $9.5 million that was phased-in over the two-year period beginning in July 1989, and was permitted to retain $4.2 million (the Council's jurisdictional portion) of the proceeds of litigation with a gas supplier and to amortize such proceeds plus interest into revenues over the same two-year period. LP&L agreed to absorb and not recover from Algiers retail ratepayers $17 million of fixed costs associated with Grand Gulf l and Waterford 3 incurred prior to the date of the settlement, $5.9 million of its investment in Waterford 3, and 18% of the Algiers portion of LP&L's Grand Gulf l-related costs incurred after the settlement. However, LP&L is allowed to recover 4.6 cents per KWH or the avoided cost, whichever is higher, for the energy related to the permanently absorbed percentage through the fuel adjustment clause, with the permanently absorbed percentage to be available for sale to non-affiliated parties, subject to the Council's right of first refusal. LP&L also agreed to a rate freeze for Algiers customers until July 6, l994, except in the case of catastrophic events, changes in federal tax laws, or changes in LP&L's Grand Gulf l costs resulting from FERC proceedings.

     Least Cost Planning. On December l, l992, and July 1, l993, LP&L filed with the LPSC and the Council the Least Cost Plan described under "Business of Entergy - Competition - Least Cost Planning," above. LP&L also requested authorization to recover development and implementation costs and costs and incentives related to the DSM aspects of the plan. Discovery in the LPSC review of LP&L's Least Cost Plan filing is continuing, and the current procedural schedule (which maybe extended) contemplates that, after hearings and briefings, a report of the LPSC special counsel will be issued on June 14, 1994. The LPSC could render a decision on the basis of this report. On January 19, 1994, LP&L filed a motion with the LPSC to dismiss or withdraw without prejudice the CCLM and to proceed with a pilot CCLM at shareholder expense. The LPSC granted LP&L's motion on February 2, 1994, subject to LP&L, among other things, keeping the LPSC timely informed as to LP&L's CCLM activities. (See "NOPSI - Least Cost Planning," below, for further information on LP&L's and NOPSI's proceedings pending before the Council.)

     Fuel Adjustment Clause. LP&L's rate schedules include a fuel adjustment clause to reflect the delivered cost of fuel in the second preceding month and purchased power energy costs. The fuel adjustment also reflects a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel cost revenues billed to customers. LP&L defers on its books fuel costs that will be reflected in customer billings in the future under the fuel adjustment clause.

     MP&L

     Rate Freeze. In a stipulation entered into by MP&L in connection with the settlement of various issues related to the Merger, MP&L agreed that (1) for a period of five years beginning on November 9, 1993, retail base rates under the FRP (see "Incentive Rate Plan," below) would not be increased above the level of rates in effect on November 1, 1993, and (2) MP&L would not request any general retail rate increase that would increase retail rates above the level of MP&L's rates in effect as of November l, 1993, and that would become effective in such five-year period except, among other things, for increases associated with the Least Cost Plan (discussed below), recovery of deferred Grand Gulf 1-related costs, recovery under the fuel adjustment clause, adjustments for certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation).

     Recovery of Grand Gulf 1 Costs. The MPSC's Final Order on Rehearing, issued in 1985, affirmed by the United States Supreme Court in 1988, and subsequently revised in 1988, granted MP&L an annual base rate increase of approximately $326.5 million in connection with its allocated share of Grand Gulf 1 costs. The Final Order on Rehearing also provided for the deferral of a portion of such costs that were incurred each year through 1992, and recovery of these deferrals over a period of six years ending in 1998. As of December 31, 1993, the uncollected balance of MP&L's deferred costs was approximately $601.4 million. MP&L is permitted to recover the carrying charges on all deferred amounts on a current basis.

     Incentive Rate Plan. In July 1993, the MPSC ordered MP&L to file a formulary incentive rate plan designed to allow for periodic small adjustments in rates based upon a comparison of earned to benchmark returns and upon performance factors incorporated in the plan. Pursuant to this order, on November 1, 1993, MP&L filed a proposed formula rate plan. MPSC was also expected to conduct a general review of MP&L's current rates in the course of approving an incentive rate plan.

     On January 28, 1994, MP&L and the Mississippi Public Utilities Staff (MPUS) entered into a Joint Stipulation in this proceeding. Under the Joint Stipulation, MP&L and the MPUS agreed on a number of accounting adjustments for the test year ending June 30, 1993, (June 30 Test Year) that resulted in a reduction to MP&L's base rate revenues in the June 30 Test Year of approximately 4.3%, or $28.1 million. This translates into approximately a 3.7% decrease in overall revenues from sales to retail customers, which include revenues related to fuel, taxes, and Grand Gulf. MP&L and the MPUS agreed on a required return on equity of 11% for the June 30 Test Year.

     MP&L and the MPUS also stipulated to a revised Formula Rate Plan
(FRP). The stipulated FRP is essentially the same as the proposed plan filed by MP&L on November 1, 1993. Certain of the accounting changes agreed to by the MPUS and MP&L for the June 30 Test Year are incorporated into the stipulated FRP. Also, the formula in the stipulated FRP for determining required return on equity would have produced a required return on equity for MP&L of 11.07% for the June 30 Test Year. The stipulated return on equity formula will be applied for the first time in the first Evaluation Report under the stipulated FRP. The first Evaluation Report will be filed in March 1995 for the Evaluation Period ending December 31, 1994.

     On February 10, 1994, MP&L, the Mississippi Industrial Energy Group (MIEG), and the MPUS entered into and filed with the MPUS, a Joint Stipulation (MIEG Joint Stipulation) resolving the issues raised by the MIEG in the docket. On February 16, 1994, MP&L and the Mississippi Attorney General entered into a Joint Stipulation that resolved the issues raised by the Mississippi Attorney General in the docket. Other parties in the case, including two gas utility intervenors, were not parties to the Joint Stipulations.

     In late February 1994, the MPSC conducted a general review of MP&L's current rates and on March 1, 1994, issued a final order in which the MPSC approved each of the Joint Stipulations. The MPSC ordered MP&L to file rates designed to provide a reduction of $28.1 million in operating revenues for the June 30 Test Year on or before March 18, 1994, to become effective for service rendered on and after March 25, 1994. The FRP also was approved and will be effective on March 25, 1994, with any initial adjustment to base rates, if any, in May 1995. Under the FRP, a formula will be established under which MP&L's earned rate of return will be calculated automatically every 12 months and compared to a benchmark rate of return calculated under a separate formula within the FRP. If MP&L's earned rate of return falls within a bandwidth around the benchmark rate of return, there will be no adjustment in rates. If MP&L's earnings are above the bandwidth, the FRP will automatically reduce MP&L's base rates. Alternatively, if MP&L's earnings are below the bandwidth, the FRP will automatically increase MP&L's base rates (see "Rate Freeze" above for information on a cap on base rates at November 1993 levels for a period of five years). The reduction or increase in base rates will be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event will the annual adjustment in rates exceed the lesser of 2% of MP&L's aggregate annual retail revenues, or $14.5 million. Under the FRP the benchmark rate of return, and consequently the bandwidth, will be adjusted slightly upward or downward based upon MP&L's performance on three performance factors: customer reliability, customer satisfaction, and customer price.

     In its Final Order, the MPSC also recognized that on February 9 and 10, 1994, a severe ice storm struck northern Mississippi causing extensive and widespread damage to MP&L's transmission and distribution facilities in approximately 15 counties. Although the MPSC made no findings in the final order as to MP&L's costs associated with the ice storm and restoration of service, the MPSC acknowledged that there is precedent in Mississippi for recovery of certain costs associated with storms and natural disasters and restoration of service. The MPSC stated the recovery of MP&L's ice storm costs should be addressed in a separate docket. MP&L plans to immediately file for rate recovery of the costs related to the ice storm.

     Least Cost Planning. On December 1, 1992 and July 1, 1993, MP&L filed with the MPSC the Least Cost Plan described in "Business of Entergy - Competition - Least Cost Planning," above. MP&L also requested a finding by the MPSC that the plan's cost recovery methodology is reasonable and appropriate. MP&L will request approval of cost recovery mechanisms after the plan has been approved by the MPSC. On October 6, 1993, the MPSC, on its own motion, stayed all proceedings in this docket. The MPSC stay order regarding MP&L's Least Cost Plan filing remains in effect even though MP&L and the MPUS have stipulated to an FRP (see "Incentive Rate Plan," above). Because the stay order remains in effect, MP&L has not yet filed a request that the CCLM portion of the filing be withdrawn and that a pilot CCLM program be implemented.

     Fuel Adjustment Clause. MP&L's rate schedules include a fuel adjustment clause that permits recovery from customers of changes in the cost of fuel and purchased power. The monthly fuel adjustment rate is based on projected sales and costs for the month, adjusted for differences between actual and estimated costs for the second prior month.

     NOPSI

     Electric Retail Rate Reduction. On November 18, 1993, in connection with the settlement of various issues related to the Merger, the Council adopted a resolution requiring NOPSI to reduce its annual electric base rates by $4.8 million on bills rendered on or after November 1, 1993.

     Recovery of Grand Gulf 1 Costs. Under NOPSI's various Rate Settlements with the Council (which include the 1986 NOPSI Settlement, the February 4 Resolution relating to prudence issues, and the 1991 NOPSI Settlement of the issues raised in the February 4 Resolution), NOPSI agreed to absorb and not recover from ratepayers a total of $186.2 million of its Grand Gulf 1 costs. NOPSI was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs, and related carrying charges, for recovery on a schedule extending from 1991 through 2001. As of December 31, 1993, the uncollected balance of NOPSI's deferred costs was $228.8 million. NOPSI also agreed to a base rate freeze through October 31, 1996, excluding the scheduled increases, certain changes in tax rates, and increases related to catastrophic events. (See Note 2 of NOPSI's Notes to Financial Statements, "Rate and Regulatory Matters - Prudence Settlement and Finalized Phase-In Plan," incorporated herein by reference, for further information.)

     Gas Rates. In May 1992, NOPSI and the Council settled a pending application for gas rate increases. The settlement provided for annual rate increases of approximately $3.8 million in May 1992 and 1993, and the deferral of an additional $3 million for recovery in the years beginning in May 1993 through May 1996. NOPSI also agreed to a base rate freeze, except for the scheduled increases and certain other exceptions, through October 31, 1996.

     Least Cost Planning. On December 1, 1992, and July 1, 1993, NOPSI filed with the Council the Least Cost Plan described under "Business of Entergy - Competition - Least Cost Planning," above. NOPSI also requested authorization to recover development and implementation costs and costs and incentives related to DSM aspects of the plan. After hearings and briefings, the Council issued, on November 22, 1993, a resolution that requires NOPSI and LP&L to provide, within certain time frames, additional information, among other things, on how the seven full scale DSM programs approved by the Council in the resolution will be implemented. Such programs are estimated to cost approximately $13 million over the next three years. The Council provided in the resolution certain assurances regarding recovery of costs associated with these programs. Discovery is proceeding and testimony is being filed, with the second round of hearings to begin in February 1994. After the hearings are concluded and briefs have been filed, the Council will address the second round issues in early April 1994. On February 3, 1994, the Council issued a resolution and order granting the motions of NOPSI and LP&L to dismiss without prejudice the CCLM portion of the filing, authorizing NOPSI and LP&L to proceed with a pilot CCLM (other than the construction of a fiber optics/coaxial cable network) in New Orleans at shareholder expense (subject to certain conditions). The Council also opened a new docket to expeditiously address issues related to the CCLM pilot, and directing NOPSI and LP&L to obtain Council authorization in the new docket before constructing such a fiber optics/coaxial cable network.

     In connection with the settlement of various issues related to the Merger, the Council adopted a resolution on November 18, 1993, that provides that the Council will not disallow the first
$3.5 million of costs incurred by NOPSI through October 31, 1993, in connection with the Least Cost Plan.

     Fuel Adjustment Clause. NOPSI's electric rate schedules include a fuel adjustment clause to reflect the delivered cost of fuel in the second preceding month, adjusted by a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel cost revenues billed to customers. The adjustment clause, on a monthly basis, also reflects the difference between nonfuel Grand Gulf 1 costs paid by NOPSI and the estimate of such costs provided in NOPSI's Grand Gulf 1 Rate Settlements. NOPSI's gas rate schedules include a gas cost adjustment to reflect gas costs in excess of those collected in rates, adjusted by a surcharge similar to that included in the electric adjustment clause. NOPSI defers on its books fuel and purchased gas costs to be reflected in billings to customers in the future under the fuel adjustment clause.


REGULATION


Federal Regulation

     Holding Company Act. Entergy Corporation is a registered public utility holding company under the Holding Company Act. As such, Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its independent power/EWG subsidiaries) are subject to the broad regulatory provisions of that Act. Except with respect to investments in certain EWG projects and foreign utility company projects (see "Business of Entergy - Competition - General," above for a discussion of the Energy Act), Section 11(b)(1) of the Holding Company Act limits the operations of a registered holding company system to a single, integrated public utility system, plus additional systems and businesses as provided by that section.

     Federal Power Act. The System operating companies, System Energy, and Entergy Power are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the licensing of certain hydroelectric projects, the business of, and facilities for, the transmission and sale at wholesale of electric energy in interstate commerce and certain other activities of the System operating companies, System Energy, and Entergy Power as interstate electric utilities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for capacity and energy provided to AP&L, LP&L, MP&L, and NOPSI, or others, from Grand Gulf 1.

     AP&L holds a license for two hydroelectric projects (70 MW) that was renewed on July 2, 1980. This license, granted by FERC, will expire in February 2003.

Regulation of the Nuclear Power Industry

     General. Under the Atomic Energy Act of 1954 and Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. AP&L, GSU, LP&L, and System Energy, as owners of all or a portion of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the operator of these units, are subject to the jurisdiction of the NRC. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at System nuclear plants and additional such expenditures could be required in the future.

     The nuclear power industry faces uncertainties with respect to the cost and availability of long-term arrangements for disposal of spent nuclear fuel and other radioactive waste, nuclear plant operational issues, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and the effect of certain requirements relating to nuclear insurance. These matters are briefly discussed below.

     Spent Fuel and Other High-Level Radioactive Waste. Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. The NRC, pursuant to this Act, also requires operators of nuclear power reactors to enter into spent fuel disposal contracts with the DOE, and the affected System companies have entered into such disposal contracts. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at the plant sites. (For further information concerning spent fuel disposal contracts with the DOE, schedules for initial shipments of spent nuclear fuel, current on-site storage capacity, and costs of providing additional on-site storage capacity, with respect to AP&L, GSU, LP&L, and System Energy, respectively, see Note 8 of AP&L's, GSU's, and LP&L's, and Note 7 of System Energy's, Notes to Financial Statements, "Commitments and Contingencies - Spent Nuclear Fuel and Decommissioning Costs," incorporated herein by reference.)

     Low-Level Radioactive Waste. The availability and cost of disposal facilities for low-level radioactive waste resulting from normal operation of nuclear units are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of its own waste, and states may join in regional compacts to jointly fulfill their responsibilities. The States of Arkansas and Louisiana participate in the Central States Compact, and the State of Mississippi participates in the Southeast Compact. Two disposal sites are currently operating in the United States, and one of them, which is located in Washington, is closed to out-of-region generators. The second site, the Barnwell Disposal Facility (Barnwell) located in South Carolina, is operated by the Southeast Compact and the State of Mississippi is expected to have access to this site through December 1995. Barnwell had been open to out-of-region generators (including generators in Arkansas and Louisiana) in the past; however, on April 14, 1993, the Southeast Compact voted to deny access to Barnwell to members of the Central States Compact. Such access was reinstated for the period from October 1993 through June 1994, at which time legislative action by the State of South Carolina would be required to permit further access to out-of-region generators. Beginning in July 1994, low-level radioactive waste generators in the Central States Compact, including AP&L, GSU, and LP&L, will be required to store such waste on-site until a Central States Compact facility becomes operational or another site becomes accessible.

     Both the Central States Compact and the Southeast Compact are working to establish additional disposal sites. The System, along with other waste generators, funds the development costs for new disposal facilities. The System's expenditures to date are approximately $30 million; and future levels of expenditures cannot be predicted. Until such facilities are established, the System will continue to seek access to existing facilities, which may be available at costs that are higher than those incurred in the past, or which may be unavailable. If such access is unavailable, the System will store low-level waste on-site at the affected units. ANO has on-site storage that is estimated to be sufficient until 1999. Construction of on-site storage at the other nuclear units is being considered, along with other alternatives. A coordinated design concept that can be utilized at both Waterford 3 and River Bend is being evaluated. Grand Gulf 1 will have continued disposal access through December 1995; therefore, no immediate plans for on-site storage are needed for Grand Gulf 1. The estimated construction costs for storage sufficient for approximately five years at Grand Gulf 1, Waterford 3, and River Bend are in the range of $2.0 million to $5.0 million for each site. As an alternative to on-site storage, Entergy is working with other industry groups to influence the continued operation of the Barnwell disposal facility for out-of-region generators.

     Decommissioning. AP&L, GSU, LP&L, and System Energy are recovering portions of their estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are being deposited in external trust funds that, together with the earnings thereon, can only be used for future decommissioning costs. Estimated decommissioning costs are regularly reviewed and updated to reflect inflation and changes in regulatory requirements and technology, and applications will be made to appropriate regulatory authorities to recover in rates any projected increase in decommissioning costs above that currently being recovered. (For additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, see Note 8 of AP&L's, GSU's, and LP&L's and Note 7 of System Energy's Notes to Financial Statements, "Commitments and Contingencies - Spent Nuclear Fuel and Decommissioning Costs," incorporated herein by reference.)

     Uranium Enrichment Decontamination and Decommissioning Fees. The Energy Act requires all electric utilities (including AP&L, GSU, LP&L, and System Energy) that have purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually, adjusted for inflation, up to a total of $2.25 billion over approximately 15 years, for decommissioning and decontamination of enrichment facilities. AP&L's, GSU's, LP&L's, and System Energy's estimated annual contributions to this fund are $3.3 million, $0.6 million, $1.2 million, and $1.3 million, respectively, in 1993 dollars over approximately 15 years. Contributions to this fund are to be recovered through rates in the same manner as other fuel costs.

     Nuclear Insurance. The Price-Anderson Act provides for a limit of public liability for a single nuclear incident. As of December 31, 1993, the limit of public liability for such type of incident was approximately $9.4 billion. AP&L, GSU, LP&L, and System Energy have protection with respect to this liability through a combination of private insurance and an industry assessment program, and also have insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. (For a discussion of insurance applicable to nuclear programs of AP&L, GSU, LP&L, and System Energy, see Note 7 of System Energy's and Note 8 of AP&L's, GSU's, and LP&L's Notes to Financial Statements, and Note 8 of Entergy Corporation and Subsidiaries, Notes to Consolidated Financial Statements, "Commitments and Contingencies - Nuclear Insurance," incorporated herein by reference.)

Nuclear Operations

     General. Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of AP&L, GSU, LP&L, and System Energy, respectively. AP&L, GSU, LP&L, and System Energy, and the other Grand Gulf 1, Waterford 3, and River Bend co-owners, have retained their ownership interests in their respective nuclear generating units. AP&L, GSU, LP&L, and System Energy have also retained their associated capacity and energy entitlements, and pay directly or reimburse Entergy Operations at cost for its operation of the units.

     On June 24, 1992, the NRC issued a bulletin requiring all utilities using a certain fire barrier material in a nuclear power plant to take certain actions related to the material. This material may have been used in as many as 87 nuclear plants in the United States, including ANO, River Bend, Waterford 3, and Grand Gulf 1 (see "River Bend," below for additional information).

     ANO. In 1990, in response to a special diagnostic evaluation report by the NRC, AP&L implemented a comprehensive action plan for ANO designed to correct certain management, organizational, and technical problems, and to improve the long-term operational effectiveness and safety of the units. This action plan was largely completed in 1993.

     Leaks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992; and during a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. Entergy Operations proposes to operate ANO 2 with no further steam generator inspections until the next refueling outage, which is scheduled for the spring of 1994, and the NRC has concurred with this proposal. The operations and power output of the unit have not been adversely affected to date by these repairs.

     River Bend. The Nuclear Information and Resource Service petitioned the NRC to shut down the River Bend plant in July 1992 because of alleged defects in a fire barrier material. GSU has used this material in its River Bend plant and is in compliance with the requirements of the bulletin. On August 19, 1992, the NRC denied the petitioner's request. In a December 1993 letter, the NRC requested additional technical information on the use of the material in the plant, and requested GSU's plans and schedules for resolving technical issues associated with the use of the material in certain configurations. GSU has provided the information requested in the NRC letter.

     On January 13, 1993, in connection with the Merger, GSU filed two applications with the NRC to amend the River Bend operating license. The applications sought the NRC's consent to the Merger and to a change in the licensed operator of the facility from GSU to Entergy Operations. On August 6, 1993, Cajun filed a petition to intervene and request for a hearing in the proceedings. On January 27, 1994, the presiding NRC Atomic Safety and Licensing Board (ASLB) issued an order granting Cajun's petition to intervene and ordered a hearing on one of Cajun's contentions. On February 15, 1994, GSU filed an appeal of the ASLB Order with the NRC. On December 16, 1993, prior to this ASLB ruling, the NRC Staff issued the two license amendments for River Bend, making them effective immediately upon consummation of the Merger. On February 16, 1994, Cajun filed with the D.C. Circuit petitions for review of the two license amendments issued by the NRC. These two amendments are in full force and effect, but are subject to the outcome of the two proceedings. A hearing on the proceeding before the ALSB is not expected to begin prior to the fall of 1994.

     In February 1993, GSU and the other affected utilities were served with a federal grand jury subpoena to produce documents and other information relating to the fire barrier material used in the plant. Nothing in the subpoena indicates that GSU or any employee is a target of the grand jury investigation. GSU is cooperating fully with the government in its investigation. The requested documentation and other information were produced in March 1993, and no additional requests have been received.

     On October 25, 1993, the NRC staff began an operational safety team inspection at River Bend that was concluded by mid-November 1993. The NRC held the inspection to verify that the plant is being operated safely and in conformance with regulatory requirements. The team's findings were discussed at a public meeting in November 1993, and a written inspection report was issued in January 1994. The inspection team found apparent violations in two categories: (1) procedure adequacy, and (2) concerns with the corrective action program. Due to the nature of these apparent violations, an enforcement conference was not warranted and no fine was proposed.

State Regulation

     General. Each of the System operating companies is subject to regulation by its respective state and/or local regulatory authorities with jurisdiction over the service areas in which each company operates. Such regulation includes authority to set rates for electric and gas service provided at retail. (See "Rate Matters and Regulation - Rate Matters - Retail Rate Matters," above)

     AP&L is subject to regulation by the APSC and the Tennessee Public Service Commission (TPSC). APSC regulation includes the authority to set rates, determine reasonable and adequate service, fix the value of property used and useful, require proper accounting, control leasing, control the acquisition or sale of any public utility plant or property constituting an operating unit or system, set rates of depreciation, issue certificates of convenience and necessity and certificates of environmental compatibility and public need, and control the issuance and sale of securities. Regulation by the TPSC includes the authority to set standards of service and rates for service to customers in the state, require proper accounting, control the issuance and sale of securities, and issue certificates of convenience and necessity.

     GSU is subject to the jurisdiction of the municipal authorities of incorporated cities in Texas as to retail rates and services within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. GSU is also subject to regulation by the PUCT as to retail rates and services in rural areas, certification of new generating plants, and extensions of service into new areas. GSU is subject to regulation by the LPSC as to electric and gas service, rates and charges, certification of generating facilities and power or capacity purchase contracts, and other matters.

     LP&L is subject to the jurisdiction of the LPSC as to rates and charges, standards of service, depreciation, accounting, and other matters, and is subject to the jurisdiction of the Council with respect to such matters within Algiers.

     MP&L is subject to regulation as to service, service areas, facilities, and retail rates by the MPSC. MP&L is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station.

     NOPSI is subject to regulation as to electric and gas service, rates and charges, standards of service, depreciation, accounting, issuance of certain securities, and other matters by the Council.

     Franchises. AP&L holds franchises to provide electric service in 301 incorporated cities and towns in Arkansas, all of which are unlimited in duration and terminable by either party.

     GSU holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in 55 incorporated villages, cities, and towns in Louisiana and 64 incorporated cities and towns in Texas. GSU ordinarily holds 50-year franchises in Texas towns and 60-year franchises in Louisiana towns. The present terms of GSU's electric franchises will expire in the years 2007-2036 in Texas and in the years 2015-2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in the year 2015.

     LP&L holds franchises to provide electric service in 116 incorporated villages, cities, and towns. Most of these franchises have 25-year terms expiring during the period 1995-2015. However, six of these municipalities have granted 60-year franchises, with the last one expiring in the year 2040. Of these franchises, none has expired to date, one is scheduled to expire as early as 1995, and 37 are scheduled to expire by year-end 2000. LP&L also supplies electric service in 353 unincorporated communities, all of which are located in parishes (counties) from which LP&L holds franchises to serve the areas in which the unincorporated communities are located.

     MP&L has received from the MPSC certificates of public convenience and necessity to provide electric service to the areas of Mississippi that MP&L serves, which include a number of municipalities. MP&L continues to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

     NOPSI provides electric and gas service in the City of New
Orleans pursuant to city ordinances, which state, among other things, that the City has a continuing option to purchase NOPSI's electric and gas utility properties.

     System Energy has no franchises from any municipality or state. Its business is currently limited to wholesale sales of power.

Environmental Regulation

     General. In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, the System operating companies, System Energy, Entergy Power, and Entergy Operations are subject to regulation by various federal, state, and local authorities. Each of the Entergy companies considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations. Entergy has incurred increased costs of construction and other increased costs in meeting environmental protection standards. Because environmental regulations are continually changing, the ultimate compliance costs to Entergy cannot be precisely estimated at any one time. However, Entergy currently estimates that its potential capital expenditures for environmental control purposes, including those discussed in "Clean Air Legislation," below, will not be material for the System as a whole.

     Clean Air Legislation.  The Clean Air Act Amendments of 1990 (the
Act) place limits on emissions of sulfur dioxide and nitrogen oxide from fossil-fueled generating plants. Entergy has evaluated the Act to determine the impact on the System's overall cost of emission control and monitoring equipment. Based upon such evaluation in connection with existing generating facilities, the System has determined that no additional control equipment will be required to control sulfur dioxide. In the area served by GSU, control equipment will be required for nitrogen oxide reductions due to the ozone nonattainment status of the Baton Rouge, Louisiana and Beaumont and Houston, Texas air quality control regions no later than May 1995.
The cost of such control equipment is estimated at $16.0 million. The remainder of the System may be required to install nitrogen oxide emission controls on its coal units by the year 2000. The EPA is currently drafting rules that will determine the levels of nitrogen oxide emissions that will be allowed by affected units. Under the latest EPA-proposed regulations on nitrogen oxide, Entergy would not have to install additional controls. It is not possible to determine at this time if the final regulations promulgated by EPA would require the System's coal units to install nitrogen oxide emission controls. Should additional controls be required, the overall cost would vary depending on the eventual emission levels that are set.

     In addition, the System will be required to install additional continuous emission monitoring equipment at its coal units to comply with final EPA regulations. It is estimated that the continuous emission monitoring systems could cost as much as $1.0 million for all of the coal units. Final EPA regulations established the acceptable continuous monitoring methods, as well as alternative monitoring methods, that make it possible to determine the compliance of the units with respect to emission levels through fuel sampling and other estimation methods. Capital expenditures of approximately $11.0 million are estimated for continuous emission monitoring systems at the other fossil-fueled units.

     The authority to impose permit fees has been delegated to the states by EPA and, depending on the extent of the state program and the fees imposed by each state regulatory authority, permit fees for the System could range from $1.6 to $5.0 million annually.

     There are several other areas, such as air toxins and visibility, that will require regulatory study and rule promulgation to determine whether pollution control equipment is necessary.

     Regarding sulfur dioxide emissions, the Act provides "allowances" to most Entergy units based upon past emission levels and operating characteristics. Each unit of allowance is an entitlement to emit one ton of sulfur dioxide per year. Under the Act, utilities will be required to possess allowances for sulfur dioxide emissions from affected units. Based on Entergy's past operating history, it is considered a "clean" utility and as such will receive more allowances than are currently necessary for normal operations. The System believes that it will be able to operate its units efficiently without installing scrubbers or purchasing allowances from outside sources, and the System may have excess allowances available for sale to other utilities.

     Entergy currently estimates that total capital costs of approximately $39.4 million could be required to comply with the Act. These estimated costs for each legal entity are as follows:

                                Nitrogen      Continuous
      Company                    Oxide         Emissions
                                Control        Monitors       Total
      ----------------------    --------      ----------      -----
                                            (In Thousands)

      AP&L                       $ 7,275        $ 3,300     $10,575
      GSU                         16,000          4,900      20,900
      LP&L                             -          2,300       2,300
      MP&L                         2,500          1,500       4,000
      NOPSI                            -              -           -
      System Energy                    -              -           -
      Entergy Power                1,575              -       1,575
                                 -------        -------     -------
        Total Entergy System     $27,350        $12,000     $39,350
                                 =======        =======     =======

     Other Environmental Matters. The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund), among other things, authorize the EPA and, indirectly, the states to require the generators and certain transporters of certain hazardous substances released from or at a site, and the owners or operators of such site, to clean up the site or reimburse the costs therefor. This statute has been interpreted to impose joint and several liability on responsible parties. In compliance with applicable laws and regulations at the time, the System operating companies have sent waste materials to various disposal sites over the years. Also, past operating procedures and maintenance practices, which were not subject to regulation at that time, are now regulated by various environmental laws. Some of these sites have been the subject of governmental action, thereby causing one or more of the System operating companies to be involved with site cleanup activities. The System operating companies have participated to various degrees in accordance with their potential liability with these site cleanups and have, therefore, developed experience with cleanup costs. Their experience in these matters, and their judgments related thereto, are utilized by them in evaluating these sites. In addition, the System operating companies have established reserves for environmental clean-up/restoration activities.

     AP&L. AP&L has received notices from time to time between 1989 and 1993, from the EPA, the Arkansas Department of Pollution Control and Ecology (ADPC&E), and others that it (among numerous others, including various utilities, municipalities and other governmental units, and major corporations) may be a PRP for cleanup costs associated with various sites in Arkansas. Most of these sites are neither owned nor operated by any System company. Contaminants at the sites include principally polychlorinated biphenyls (PCB's), lead, and other hazardous wastes. These sites and others are described below.

     AP&L received notices from the EPA and ADPC&E in 1990 and 1991, identifying it as one of 30 PRP's (along with LP&L and GSU) at two Saline County sites in Arkansas. Both sites are believed to be contaminated with PCB's and lead. Cleanup costs for both sites are estimated at $6.0 million, with AP&L's total share of the costs being estimated at approximately $2.0 million. AP&L to date has expended approximately $1.0 million for remediation at one of these sites. The total liability cannot be precisely determined until remediation is complete at both sites. AP&L believes its potential liability for these sites will not be material.

     Reynolds Metals Company (RMC) and AP&L notified the EPA in 1989, of possible PCB contamination at two former RMC plant sites in Arkansas to which AP&L had supplied power. AP&L completed remediation at the substations serving the plant sites at a cost of $1.7 million. Additional PCB contamination was found in a portion of a drainage ditch that flows from the RMC's Patterson facility to the Ouachita River. RMC has demanded that AP&L participate in the remediation efforts with respect to the ditch. AP&L and independent contractors engaged by AP&L conducted an investigation of the ditch contamination and the potential migration of PCB's from the electrical equipment that AP&L maintained at the plant. The investigation concluded that little, if any, of the contamination was caused by AP&L. AP&L's expenditures thus far on the ditch have been approximately $150,000. It is AP&L's understanding that RMC has spent approximately $10.0 million to complete remediation of the ditch contamination. AP&L has not received a notice from the EPA that it may be a PRP with respect to remediation costs for this site. However, RMC is seeking reimbursement of $5.0 million (50% of expenditures) from AP&L. AP&L continues to deny responsibility for any of such remediation costs and believes that its potential liability, if any, for this site will not be material.

     AP&L entered into a Consent Administrative Order dated February 21, 1991, with the ADPC&E that named AP&L as a PRP for cleanup of contamination associated with the Utilities Services, Inc. state Superfund site located near Rison, Arkansas. Such site was found to have soil contaminated by PCB's and pentachlorophenol (a wood preservative chemical). Also, containers and drums that contained PCB's and other hazardous substances were found at the site. AP&L's share of total remediation costs are estimated to range between $3.0 million and $5.0 million. AP&L is attempting to identify and notify other PRP's. AP&L has received assurances from the ADPC&E that it will use its enforcement authority to allocate remediation expenses among AP&L and any other PRP's that can be identified (approximately 30 - 35 have been identified to date). AP&L has performed the activities necessary to stabilize the site, which to date has cost approximately $114,000. AP&L believes that its potential liability for this site will not be material.

     AP&L received Notice of Potential Liability and a Demand for Payment in November 1992 from the EPA in conjunction with a contaminated site in Union County, Arkansas. AP&L was identified as one of eleven PRP's, which also include LP&L. The EPA has already completed cleanup of the site. An agreement has been negotiated with the EPA which determined AP&L to be a de minimis party with total liability of approximately $47,000.

     As a result of an internal investigation, AP&L has discovered soil contamination at two AP&L-owned sites located in Blytheville, Arkansas and Pine Bluff, Arkansas. The contamination appears to be a result of past operating procedures that were performed prior to any applicable environmental regulation. AP&L is still investigating these sites to determine the full extent of the contamination. Until the investigations are complete, AP&L cannot estimate the liabilities associated with these sites. However, AP&L believes its potential liability for both of the sites should not be material.

     For all of these sites and for certain sites in which remediation has been completed, AP&L has expended approximately $3.2 million for cleanup costs since 1989.

     GSU. GSU has been notified by the EPA that it has been designated as a PRP for the cleanup of sites on which GSU and others have, or have been alleged to have, disposed of hazardous materials. GSU is currently negotiating with the EPA and various state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease that allegedly occurred from exposure on GSU premises or on premises on which GSU allegedly disposed of materials (see "Other Regulation and Litigation - GSU," below). While the amounts at issue in the cleanup efforts and suits may be very substantial sums, management believes that its financial condition and results of operations will not be materially affected by the outcome of the suits. These environmental liabilities are described below.

     In 1971, GSU purchased certain property near its Sabine generating station for possible cooling water capability expansion. Although it was not known to GSU at the time of the purchase, the property was utilized by area industries in the 1950's and 1960's as an industrial waste dump. GSU sold the property in 1984. In October 1984 the abandoned waste site on the property was included on the Superfund National Priorities List (NPL) by the EPA. The EPA has indicated that it believes GSU to be a PRP for cleanup of the site based on its past ownership. GSU has advised the EPA that it does not believe that it has such responsibility. GSU has pursued negotiations with the EPA and is a member of a task force made up of other PRP's for the voluntary cleanup of the waste site. A Consent Decree has been signed by all parties. Because additional wastes have been discovered at the site since the original cleanup costs were estimated, the total costs for the voluntary cleanup are unknown. However, it is estimated that cleanup will exceed $15.0 million. GSU has negotiated a responsible share of 2.26% of the estimated cleanup cost. Federal and state agencies are presently examining potential liabilities associated with natural resource damages. This matter is currently under negotiation with the other PRP's and the agencies. Remediation of the site is expected to be completed in 1996.

     In March 1993, GSU completed its cleanup activities at a site in Houston, Texas, which is included in the NPL. On September 20, 1993, GSU received formal notification from the EPA of its acceptance of the remedial activities conducted at the site. Currently, other parties are conducting cleanup activities at the site. However, these cleanup activities are unrelated to GSU's involvement at the site. Through 1993, GSU incurred cleanup costs of approximately $3.3 million. Pursuant to the Consent Decree, GSU is responsible for oversight costs incurred by the EPA. GSU has not received a reimbursement request for outstanding oversight costs, but anticipates these costs may total between $250,000 and $500,000. GSU is pursuing contribution for the cleanup costs at the site from other parties believed to be potentially responsible.

     GSU is currently involved in a multi-phased remedial investigation of an abandoned manufactured gas plant (MGP) site located in Lake Charles, Louisiana. The property was the site of an MGP that is believed to have operated during the period from approximately 1916 to 1931. Coal tar, a by-product of the distillation process, was apparently routed to a portion of the property for disposal. Since GSU purchased the property in 1926, the same area has been filled with soil and used as a landfill for miscellaneous items including electrical poles, electrical equipment, and other debris. Under an Order by the Louisiana Department of Environmental Quality (LDEQ), which is currently stayed, GSU was required to investigate and, if necessary, take remedial action at the site. The EPA has notified GSU that it is performing an independent review and ranking of the site to determine whether the site should be listed on the NPL. Another PRP has been identified and is believed to have had a role in the ownership and operation of the MGP. Negotiations with that company for joint participation and any remedial action are expected to continue. GSU currently is awaiting notification from the EPA before initiating additional cleanup negotiations or actions. While studies to determine the location of the coal tar have been conducted, the cleanup costs of the site are unknown. GSU does not presently believe that its ultimate responsibility with respect to this site will be material.

     GSU has also been advised that it has been named as a PRP, along with a number of other companies (including LP&L), for an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, which is included on the NPL. Although significant remediation has been completed, additional studies are expected to continue in 1994. GSU and LP&L have been named as defendants in a class action lawsuit lodged against a group of PRP's associated with the site. (For information regarding litigation in connection with the Livingston Parish site, see "Other Regulation and Litigation - GSU," below.) GSU does not presently believe that its ultimate responsibility with respect to this site will be material.

     GSU received notification in 1992 from the EPA of potential liability at a site located in Iota, Louisiana. This site accepted a variety of wastes, including medical and chemical wastes. In addition to GSU, over 200 parties have been named as PRP's. The EPA is continuing its investigation of the site and has notified the PRP's of the possibility of this site being linked to another site. To date, GSU has not received notification of liability with regard to the other site. GSU does not presently believe its ultimate responsibility with respect to this site will be material.

     GSU has also been notified by the EPA of potential liability at two sites located in Saline County, Arkansas. It is believed that both sites served as a salvaging facility for transformers and batteries. In addition to GSU, 32 other parties (including AP&L and LP&L) have been named as PRP's. At this time, GSU's involvement with the site is unknown. GSU does not presently believe that its ultimate responsibility with respect to this site will be material.

     In November 1993, GSU received informal notification from the Rhode Island Department of Environmental Management regarding a site at which electrical capacitors had been located. The State traced several of these capacitors to GSU. GSU records indicate these capacitors were returned under warranty to the manufacturer in the 1960's due to defects. GSU does not presently believe it is responsible for any alleged activities occurring at this site.

     As of December 31, 1993, GSU had expended $7.0 million toward the cleanup of such sites.

     In 1990, GSU received an order from the LDEQ to reduce emissions of nitrogen oxides and reactive hydrocarbons at its Willow Glen and Louisiana Station plants located near Baton Rouge, Louisiana. GSU has requested an adjudicatory hearing on the matter, which the LDEQ secretary has deemed as staying the order. In the interim, GSU has joined several other Baton Rouge industries to develop and submit to LDEQ a comprehensive set of short- and long-range reduction plans. In 1993, LDEQ adopted regulations requiring permanent reductions in nitrogen oxides emissions at Willow Glen and Louisiana Station and is considering requirements for further reductions. The estimates for actions necessary to comply with these regulations are included in the discussion under "Clean Air Legislation," above. GSU believes these regulations implement the intent of the 1990 order, and actions beyond those required by the regulations will not be required.

     LP&L and NOPSI. LP&L and NOPSI have received notices from time to time between 1986 and 1993 from the EPA and/or the states of Louisiana and Mississippi that each or either of the companies may be a PRP for cleanup costs associated with disposal sites that are currently in various stages of remediation in Arkansas, Illinois, Louisiana, Mississippi, and Missouri that are neither owned nor operated by any System company.

     As to one Missouri site, LP&L's and NOPSI's aggregate liability is currently estimated not to exceed $558,000, and because of the type and the large number of PRP's (over 700, including many large utilities and national and international corporations), LP&L and NOPSI do not expect liabilities in excess of this amount. For the other Missouri site, LP&L and the other 64 PRP's (including several large, creditworthy utility companies) have received an EPA demand to pay approximately $1.2 million expended by the EPA. In June of 1993, LP&L paid $12,392 in full payment of its share of the cleanup costs. LP&L considers cleanup at this site to be complete.

     As to the two Saline County, Arkansas sites (involving AP&L, GSU, and LP&L), LP&L has been advised that current estimates for total cleanup are approximately $6.0 million. LP&L believes that, because of the number and nature of the PRP's, its exposure for these sites will not be material. Initial indications are that LP&L was involved in the Saline sites, but LP&L believes that because of the limited scope of its involvement and the number and nature of PRP's, its exposure for these sites will not be material.

     LP&L received notice from the EPA in November 1992, that it (along with AP&L) was involved in the Union County, Arkansas site. An agreement has been negotiated with the EPA that determined LP&L to be a de minimis party with a total liability of approximately $47,000 (see "AP&L," above.)

     As to the Mississippi site, LP&L (along with System Energy) understands that EPA has expended approximately $740,000 for this site (three separate locations being treated administratively as one). The State of Mississippi has indicated it intends to have PRP's conduct a cleanup of the site but has not yet taken formal action. LP&L has expended $22,300 to settle with the EPA for its costs for this site and, because there are 44 PRP's for this site (including a number of major oil companies), does not expect its share of future costs to be material.

     For a Livingston Parish, Louisiana site (involving at least 70 PRP's, including GSU and many other large and creditworthy corporations), LP&L has found in its records no evidence of its involvement. (For information regarding litigation in connection with the Livingston Parish site, see "Other Regulation and Litigation - LP&L," below.) At a second Louisiana site (also included on the NPL and involving 57 PRP's, including a number of major corporations), NOPSI believes it has no liability for the site because the material it sent to the site was not a hazardous substance.

     For the Illinois site, NOPSI, upon its review of the site documentation and of its own records, has asserted to the EPA that it has no involvement in this site. However, NOPSI is participating with other PRP's (including many large and creditworthy corporations) as a prudent means of resolving potential liability, if any.

     For all these sites, LP&L has expended approximately $349,000 and NOPSI has expended approximately $172,000 for cleanup costs
(commencing in 1986) to date.

     During 1993, LP&L performed preliminary site assessments at the locations of two retired power plants previously owned and operated by two Louisiana municipalities. LP&L had purchased the power plants by agreement (as part of the municipal electric systems) after operating them for the last few years of their useful lives. The assessments indicated some subsurface contamination from fuel oil. LP&L and the LDEQ are now reviewing site remediation procedures that LP&L estimates will not exceed $650,000 in the aggregate.

     During 1993, the LDEQ issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to close them rather than retrofit and permit them. The aggregate cost of the impoundment closures, to be completed by 1996, is estimated to be $7.3 million.

     System Energy. In February 1990, System Energy received an EPA notice that it (among numerous other companies) may be a PRP for cleanup costs associated with the same site in Mississippi in which LP&L is involved. Potential liability is based on the alleged shipment of waste oil to the site from 1981 to 1985. System Energy does not expect its share of the total expenditures to be material because there are 44 PRP's for this site, including a number of major oil companies.

Other Regulation and Litigation

     Entergy Corporation and GSU. In July and August 1992, Entergy Corporation and GSU filed applications with FERC, the LPSC, and the PUCT, and Entergy Corporation, Entergy Operations, and Entergy Services filed an application with the SEC under the Holding Company Act, seeking authorization of various aspects of the Merger. In January 1993, GSU filed two applications with the NRC seeking approval of the change in ownership of GSU and an amendment to the operating license for River Bend to reflect its operation by Entergy Operations. All regulatory approvals were obtained in 1993 and the Merger was consummated on December 31, 1993 (see "Business of Entergy - Entergy Corporation-GSU Merger," above, for further information).

     Requests for rehearing of certain aspects of the FERC order were filed on January 14, 1994, by 14 parties, including Entergy Corporation, the APSC, the Mississippi Attorney General, the LPSC, the MPSC, the Texas Office of Public Utility Counsel, and the PUCT. Entergy Corporation, the LPSC, the Texas Office of Public Utility Counsel, and the PUCT are requesting FERC to restore a 40% cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties are seeking to overturn FERC's decision on various grounds. Requests for rehearing of the SEC order were filed with the SEC by Houston Industries Incorporated and Houston Lighting & Power Company on December 28, 1993, and petitions for review seeking to set aside the SEC order were filed with the D.C. Circuit by these parties on February 15, 1994 and by Cajun on February 14, 1994.

     See "Nuclear Operations - River Bend," above for information on challenges to the NRC's approval of GSU's applications.

     Appeals seeking to set aside the LPSC order related to the Merger were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana, by Houston Lighting & Power Company on August 13, 1993, and by the Alliance for Affordable Energy, Inc. on August 20, 1993. Subsequently, on February 9, 1994, Houston Lighting & Power Company filed a motion voluntarily dismissing its appeal.

     AP&L. Three lawsuits (which have been consolidated) were filed in the Arkansas District Court by numerous plaintiffs against AP&L and Entergy Services in connection with the operation of two dams during a period of heavy rainfall and flooding in May 1990. The consolidated lawsuits sought approximately $14.4 million in property losses and other compensatory damages, and $500 million in punitive damages. In their responses to these complaints, AP&L and Entergy Services asserted, among other things, that AP&L owns flowage easements giving it the permanent right to inundate the lands owned or occupied by the plaintiffs in connection with the operation of the dams. In June 1991, the Arkansas District Court granted summary judgment to AP&L with respect to the enforceability of its flowage easements. In November 1991, the Arkansas District Court ruled that Entergy Services was entitled to the benefit of AP&L's flowage easements, in effect, removing from consideration damages in the approximate amount of $13.5 million alleged to have occurred within the areas covered by the easements. As a result, over 300 plaintiffs claiming damage within the easements were dismissed from the consolidated case in December 1991. Certain plaintiffs appealed these orders to the Eighth Circuit, which appeal was denied in March 1992. Following the Eighth Circuit's denial of their interlocutory appeal from the Arkansas District Court's orders, certain of the plaintiffs, without prejudice to their right to refile, voluntarily dismissed their claims which had not been disposed of in the Arkansas District Court's orders, thus making the orders a final adjudication, and appealed these orders to the Eighth Circuit. The remaining plaintiffs obtained a stay and an administrative termination of their claims, pending the outcome of the appeal. In December 1993, a three-judge panel of the Eighth Circuit filed its opinion affirming the judgment of the Arkansas District Court and entered judgment accordingly. The plaintiffs appealing the Arkansas District Court's orders filed petitions with the Eighth Circuit for a rehearing by the entire Court sitting en banc, which petitions were denied. The plaintiffs may petition the U.S. Supreme Court to issue a writ of certiorari to permit its review of the Eighth Circuit's decisions. Neither AP&L nor Entergy Services can predict whether the U.S. Supreme Court will grant such a petition, if one is filed.

     GSU.   Between 1986 and 1993, GSU and approximately 70 other
defendants, including many national and international corporations, including LP&L, have been sued in 17 suits in the Livingston Parish, Louisiana District Court (State District Court) by a number of plaintiffs who allegedly suffered damage or injury, or are survivors of persons who allegedly died, as a result of exposure to "hazardous toxic waste" that emanated from a site in Livingston Parish. The plaintiffs alleged that the defendants generated, transported, or participated in the storage of such wastes at the facility, which was previously operated as a waste oil recycling facility. These State District Court suits, which seek damages in total amounts ranging from $1.0 million to $10.0 billion and are now consolidated in a class action, and three federal suits in three states other than Louisiana involving issues arising from the same facility, have been removed and transferred, respectively, to the U.S. District Court for the Middle District of Louisiana (Federal District Court). Motions to remand the class action to the State District Court have been filed, and procedural issues regarding the federal suits are being considered as well. It is not known what effect any action taken on these motions and issues, whenever taken by the Federal District Court, would have on the April 11, 1994 State District Court trial date that was established before the suits were removed to Federal District Court; but it is unlikely such trial date will be met. The matter is pending.

     In October 1989, an amended lawsuit petition was filed on behalf of 985 plaintiffs in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont, Texas, naming 55 defendants including GSU. In February 1990, another amended lawsuit petition was filed in a different state District Court in Jefferson County, Texas, on behalf of over 200 plaintiffs (subsequently amended to include a total of 660) naming 127 defendants including GSU. Possibly 300 to 400 or more of the plaintiffs in Texas may have worked at GSU's premises. At least five other individual suits have been filed in Beaumont against GSU and others, seeking damages for alleged asbestos exposure. All of the plaintiffs in such suits are also suing GSU and all other defendants on a conspiracy count. There are 25 asbestos-related law suits filed in the 14th Judicial District Court of Calcasieu Parish in Lake Charles, Louisiana, on behalf of an aggregate of 53 plaintiffs naming from 16 to 24 defendants including GSU, and GSU is aware of as many as 61 additional cases that may be filed. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of such defendants. Management believes that GSU has meritorious defenses, but there can be no assurance as to the outcome of these cases or that additional claims may not be asserted. In asbestos-related suits against the manufacturers, very substantial recoveries have been achieved by large groups of claimants. GSU does not presently believe that the ultimate resolution of these cases will materially adversely affect the financial position of GSU.

     On February 3, 1984, Dow Chemical Company filed a request with the LPSC for a hearing to consider issues related to the purchase of cogenerated power by GSU. Other industries subsequently filed similar requests and the matters were consolidated. In November 1984, the LPSC completed hearings on rules, policies, and pricing methodologies applicable to cogeneration. Key issues were whether or not (1) GSU should be required to pay the industries for avoided capacity costs, and (2) GSU should be required to wheel power to or from the industrial plants. While the matter is still pending before the LPSC, the LPSC did set interim rates, subject to refund by either Dow or GSU, which exclude capacity costs.

     GSU has significant business relationships with Cajun, primarily co-ownership of River Bend and Big Cajun 2 Unit 3. GSU and Cajun own 70% and 30% of River Bend, respectively, while Big Cajun 2 Unit 3 is owned 42% and 58% by GSU and Cajun, respectively. GSU operates River Bend and Cajun operates Big Cajun 2 Unit 3.

     GSU was requested by Cajun and Jefferson Davis Electric Cooperative, Inc., (Jefferson Davis) to provide transmission of power over GSU's system for delivery to the Industrial Road area near Lake Charles, Louisiana. GSU provides electric service to industrial and other customers in such area, and Cajun and Jefferson Davis do not.
On October 10, 1989, Cajun filed a complaint at FERC contending that GSU wrongfully refused to provide Cajun certain transmission services so that its member, Jefferson Davis, could provide service to certain industrial customers, and it requested FERC to order GSU to provide the service. On October 26, 1989, FERC summarily dismissed Cajun's complaint, but the D.C. Circuit reversed FERC's summary determination and remanded the case to FERC for a hearing. On June 24, 1992, after a hearing, an ALJ issued an Initial Decision, again dismissing Cajun's complaint. The ALJ found that the parties' contract did not require GSU to provide the service and that Cajun's member, Jefferson Davis, had not sought permission from the LPSC to serve the end-use customers in question. If Jefferson Davis secured permission from the LPSC, the ALJ believed (but did not decide) that FERC would require GSU to provide the requested transmission service. Both Cajun and GSU have filed exceptions to the ALJ's decision, and the matter is pending before FERC.

     Cajun and Jefferson Davis also brought a related action in federal court in the Western District of Louisiana alleging that GSU breached its obligations under the parties' contract and violated the antitrust laws by refusing to provide the transmission service described above. Cajun and Jefferson Davis seek an injunction requiring GSU to provide the requested service and unspecified treble damages for GSU's refusal to provide the service. On November 9, 1989, the district court judge denied Cajun's and Jefferson Davis' motion for a preliminary injunction. On May 3, 1991, the judge stayed the proceeding pending final resolution of the matters still pending before FERC.

   GSU and Cajun are parties to FERC proceedings regarding certain long-standing disputes relating to transmission service charges.
Cajun asserts that GSU has improperly applied the terms of a rate schedule, Service Schedule CTOC, to its billings to Cajun and it seeks an order from FERC directing GSU to recompute the bills. GSU asserts that Cajun underpaid its bills, and it seeks an order directing Cajun to pay surcharges to make up the underpayments. On April 10, 1992, FERC issued an order affirming in part and reversing in part an ALJ's recommendations. Both GSU and Cajun have requested rehearing, and the requests are still pending. In addition, on August 25, 1993, the United States Court of Appeals for the Fifth Circuit reversed portions of FERC's order previously decided adversely to GSU, and remanded the case to FERC for further proceedings. On January 13, 1994, FERC rejected GSU's proposal to collect an interim surcharge while FERC considers the court's remand. GSU interprets FERC's 1992 order and the Court of Appeals decision to mean that Cajun owes GSU approximately $85 million through December 31, 1993. If GSU also prevails on all of the issues raised in its pending request for rehearing of FERC's earlier orders, then GSU estimates that Cajun would owe GSU approximately $118 million through December 31, 1993.
If GSU does not prevail on its rehearing request, and Cajun prevails on its rehearing request, and if FERC rejects the modifications GSU interprets the court of appeals to have directed, then GSU would owe Cajun an estimated $76 million through December 31, 1993. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $140.8 million as of December 31, 1993. This amount is reflected in long-term receivables and in other deferred credits, with no effect on net income.

     On December 7, 1993, Cajun filed a complaint in the Middle District of Louisiana alleging that GSU failed to provide Cajun an opportunity to construct certain facilities that allegedly would have reduced its rates under Service Schedule CTOC, and Cajun seeks an order compelling the conveyance of certain facilities and unspecified damages. GSU has moved to dismiss the complaint on the basis, among others, that FERC has already addressed the matter in the proceedings described above.

     In May 1990, GSU received a subpoena from the Office of Inspector General - Investigations, United States Department of Agriculture, seeking production of documents relating to the construction costs of River Bend. Such office is authorized to investigate matters relating to programs of the Department of Agriculture. GSU has been sued by Cajun with respect to its participation in River Bend with funds made available through Department programs administered by the REA. GSU has failed in its efforts to have the REA made a party to the Cajun litigation. GSU does not know the purpose of such Office's investigation, but presently assumes that it relates to the Cajun civil litigation since the production of documents sought by such Office is similar to that sought by Cajun in its action against GSU. However, there can be no assurance given by GSU as to the real purpose of such Office's investigation. Among other areas of responsibility, such office is authorized to investigate possible violations of law. GSU believes the subpoena proceeding has been administratively dismissed without prejudice to the parties.

     On December 2, 1991, Cajun filed a complaint seeking declaratory and injunctive relief from the U. S. District Court for the Middle District of Louisiana. The complaint concerns GSU's position that Cajun is in default with respect to paying its share of certain expenditures to repair corrosion damage in the service water system, to repair a feedwater nozzle crack, and to repair a turbine rotor. Cajun alleges that it has no obligation to pay its share of such costs and seeks a declaration that it may elect not to participate in the funding of such costs and enjoining GSU from demanding payment therefor or attempting to implement default provisions in the Operating Agreement with respect thereto. Cajun alleges that if it is required to pay its share of such costs it would be forced to default on other obligations and would be forced to seek relief in bankruptcy. GSU believes that Cajun is in default under the provisions of the Operating Agreement. No assurance can be given as to the outcome or timing of this action brought by Cajun.

     On November 25, 1992, Dixie Electric Membership Corporation and Southwest Louisiana Electric Membership Corporation, both members of Cajun, filed suit in the U.S. District Court for the Western District of Louisiana seeking a declaration that the River Bend Joint Ownership Agreement between GSU and Cajun is void because an allegedly required approval of the LPSC was not obtained. This suit has been transferred from the Western District to the Middle District, and is being processed in conjunction with the suit described in the following paragraph. GSU believes the suit is without merit.

     In June 1989, Cajun filed a civil action against GSU in the U. S. District Court for the Middle District of Louisiana. Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement), related to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs. In March 1992, the district court appointed a mediator to engage in settlement discussions and to schedule settlement conferences between the parties. Discussions with the mediator began in July 1992, however, GSU cannot predict what effect, if any, such discussions will have on the timing or outcome of the case. A trial without a jury is set for April 12, 1994, on the portion of the suit by Cajun to rescind the Operating Agreement. GSU believes the suits are without merit and is contesting them vigorously. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code.

     See Note 12 of GSU's Notes to Financial Statements, "Entergy
Corporation-GSU Merger," for the accounting treatment of preacquisition contingencies, including a charge resulting from an adverse resolution of the litigation with Cajun related to River Bend.

     In July 1992, Cajun notified GSU that it would fund a limited amount of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its share of the costs associated with certain additional repairs and improvements at River Bend completed during the refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract. Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit and is reviewing its available legal remedies.

     In September 1992, GSU received a letter from Cajun alleging that the operating and maintenance costs for River Bend are "far in excess of industry averages" and that "it would be imprudent for Cajun to fund these excessive costs." Cajun further stated that until it is satisfied it would fund a maximum of $700,000 per week under protest for the remainder of 1992. In a December 1992 letter, Cajun stated that it would also withhold costs associated with certain additional repairs, of which the majority will be incurred during the next refueling outage, currently scheduled for April 1994. GSU believes that Cajun's allegations are without merit and is considering its legal and other remedies available with respect to the underpayments by Cajun. The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on the fourth refueling outage, and the weekly funding limitation by Cajun was $33.3 million as of December 31, 1993, compared with a $28.4 million unfunded balance as of December 31, 1992.

     During 1994, and for the next several years, it is expected that Cajun's share of River Bend-related costs will be in the range of $60 million to $70 million per year. Cajun's weak financial condition could have a material adverse effect on GSU, including a possible NRC action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities. If GSU were required to fund Cajun's share of costs, there can be no assurance that such payments could be recovered. Cajun's weak financial condition could also affect the ultimate collectibility of amounts owed to GSU.

     Since 1986, GSU had been in litigation with the Southern Company regarding unit power and long-term power purchase contracts with the Southern Company. GSU entered into a settlement agreement dated December 21, 1990, which was consummated on November 7, 1991, and the settlement obligations were fully satisfied in 1993.

     In 1986, the PUCT and the LPSC disallowed the pass-through by GSU in its retail rates of the costs of the capacity purchases from the Southern Company, which were being incurred by GSU. GSU appealed the actions of the PUCT and the LPSC disallowing pass-through of Southern Company capacity charges to the appropriate state courts. The appeal from the LPSC is pending. As part of a settlement of a retail rate case in Texas during the fourth quarter of 1993, GSU has discontinued its appeal of the PUCT disallowance.

     Following the announcement of the execution of the Reorganization Agreement, a purported class action complaint was filed on June 9, 1992, in the District Court 60th Judicial District in Jefferson County, Texas (District Court) against GSU and its directors relating to the then proposed business combination with Entergy Corporation.
On June 11, 1992, two additional purported class action complaints were filed against such defendants in the District Court. All three of the complaints (the Shareholder Actions) were filed by persons alleged to be shareholders of GSU and seeking declaration of a class action on behalf of all persons owning common stock of GSU.

     GSU has executed a Memorandum of Understanding with counsel for the plaintiffs in these suits agreeing in principle to settle such actions subject to execution of an appropriate stipulation of settlement, approval by the court, and certain other conditions. In the Memorandum, the defendants have denied any actionable acts or omissions and state that they have entered into the Memorandum solely to eliminate the burden and expense of further litigation and to facilitate the consummation of the business combination. The Memorandum memorialized certain agreements by GSU and Entergy Corporation for the benefit of shareholders principally in the event the business combination were not consummated, including a covenant to consider reinstitution of dividends on the common stock of GSU in such event. The business combination was consummated on December 31, 1993. Incident to the settlement, the defendants agreed not to oppose an application for attorneys' fees by plaintiffs' counsel that do not exceed $500,000 or for an award of expenses not to exceed $50,000.
The individual directors named as defendants in these complaints are entitled to indemnification pursuant to GSU's Restated Articles of Incorporation, By-laws, and individual indemnity agreements, provided that the terms and conditions of the indemnities are satisfied.

     LP&L. For information regarding litigation in connection with an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, in which LP&L and GSU are defendants, see "GSU," above. LP&L does not believe that it was a generator of any material delivered to this facility and is defending vigorously against the claims in these suits.

     Since the mid-1980's, LP&L and the tax authorities of St. Charles Parish, Louisiana (Parish), in which Parish Waterford 3 is located, have disputed use taxes paid on nuclear fuel ($4.9 million through 1989) under protest by LP&L. LP&L has been successful in a lawsuit in the Parish with regard to recovering these taxes, plus interest, and also with regard to Parish lease tax issues pertaining to fuel financing arrangements. On the grounds of the previous favorable court decisions, LP&L continues to challenge in the courts additional use tax assessments that it has paid to the Parish and to seek additional interest that LP&L claims it is due. Also, in early procedural stages are (1) suits by LP&L with regard to the state use tax on nuclear fuel, and (2) LP&L's defense (and indemnification, if necessary) of nuclear fuel lessors under LP&L's fuel financing arrangements in the suits filed by the Parish use tax authorities claiming approximately $64.0 million in lease and use taxes. These matters are pending.

     System Energy. In connection with an IRS audit of Entergy's 1988, 1989, and 1990 consolidated federal income tax returns, the IRS is proposing that adjustments be made to the Grand Gulf 2 abandonment loss deduction claimed on Entergy's 1989 consolidated federal income tax return. If any such adjustments are necessary, the effect on System Energy's net income should be immaterial. Entergy intends to contest the proposed adjustments if finalized by the IRS. The outcome of such proceedings cannot be predicted at this time.

    EARNINGS RATIOS OF SYSTEM OPERATING COMPANIES AND SYSTEM ENERGY


     The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                                               Years Ended December 31,
                                  ---------------------------------------------
                                  1989       1990       1991       1992    1993
                                  ----       ----       ----       ----    ----
     Ratios of Earnings to
     Fixed Charges(a)
       AP&L                       2.31       2.16       2.25       2.28    3.11(h)
       GSU                        1.16        .80(i)    1.56       1.72    1.54
       LP&L                       1.79       2.32       2.40       2.79    3.06
       MP&L                       1.04(e)    2.42       2.36       2.37    3.79(h)
       NOPSI                      1.89       2.73       5.66(g)    2.66    4.68(h)
       System Energy                 -(f)    2.10       1.74       2.04    1.87


                                                Years Ended December 31,
                                 ---------------------------------------------
                                   1989       1990       1991       1992    1993
                                   ----       ----       ----       ----    ----
     Ratios of Earnings to
     Fixed Charges and
     Preferred Dividends(a)(b)(c)
       AP&L                        1.88       1.81       1.87       1.86    2.54(h)
       GSU(d)                       .66(i)     .59(i)    1.19       1.37    1.21
       LP&L                        1.39       1.87       1.95       2.18    2.39
       MP&L                        1.00(e)    1.93       1.94       1.97    3.08(h)
       NOPSI                       1.62       2.36       4.97(g)    2.36    4.12(h)

____________________

(a) "Earnings" as defined by SEC Regulation S-K represent the aggregate of (1) net income, (2) taxes based on income, (3) investment tax credit adjustments-net, and (4) fixed charges. "Fixed Charges" include interest (whether expensed or capitalized), related amortization, and interest applicable to rentals charged to operating expenses.

(b) "Preferred Dividends" as defined by SEC Regulation S-K are computed by dividing the preferred dividend requirement by one hundred percent (100%) minus the income tax rate.

(c) System Energy's Amended and Restated Articles of Incorporation do not currently provide for the issuance of preferred stock.

(d) "Preferred Dividends" in the case of GSU also include dividends on preference stock.

(e) Earnings for the year ended December 31, 1989, include the impact of the write-off of $60 million of deferred Grand Gulf 1-related costs pursuant to an agreement between MP&L and the MPSC.

(f) Earnings for the year ended December 31, 1989, were inadequate to cover fixed charges due to System Energy's cancellation and write-off of its investment in Grand Gulf 2 in September 1989. The amount of the coverage deficiency for fixed charges was $745.2 million.

(g) Earnings for the year ended December 31, 1991, include the $90 million effect of the 1991 NOPSI Settlement.


(h) Earnings for the year ended December 31, 1993, include approximately $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(i) Earnings for the year ended December 31, 1990, for GSU were not adequate to cover fixed charges by $60.6 million. Earnings for the years ended December 31, 1990 and 1989, were not adequate to cover fixed charges and preferred dividends by $165.1 million and $190.8 million, respectively. Earnings in 1990 include a $205 million charge for the settlement of a purchased power dispute.

                           INDUSTRY SEGMENTS

NOPSI

Narrative Description of NOPSI Industry Segments

     Electric Service. NOPSI supplied electric service to 190,613 customers as of December 31, 1993. During 1993, 36% of electric operating revenues was derived from residential sales, 40% from commercial sales, 6% from industrial sales, 15% from sales to governmental and municipal customers, and 3% from sales to public utilities and other sources.

     Natural Gas Service. NOPSI supplied natural gas service to 154,251 customers as of December 31, 1993. During 1993, 56% of gas operating revenues was derived from residential sales, 18% from commercial sales, 9% from industrial sales, and 17% from sales to governmental and municipal customers. (See "Fuel Supply - Natural Gas Purchased for Resale," incorporated herein by reference.)

Selected Financial Information Relating to Industry Segments

     For selected financial information relating to NOPSI's industry segments, see NOPSI's financial statements and Note 11 of NOPSI's
Notes to Financial Statements, "Business Segment Information," incorporated herein by reference.

Employees by Segment

     NOPSI's full-time employees by industry segment as of December 31, 1993, were as follows:

           Electric                       568
           Natural Gas                    148
                                          ---
                Total                     716

     (For further information with respect to NOPSI's segments, see
"Property.")

GSU

     For the year ended December 31, 1993, 96% of GSU's operating revenues were derived from the electric utility business. The remainder of operating revenues were derived 2% from the steam business and 2% from the natural gas business. Segment information for GSU is not provided.

                               PROPERTY


Generating Stations

     The total capability of Entergy 's owned and leased generating stations as of December 31, 1993, by company, is indicated below:

                                   Owned and Leased Capability MW(1)

                                                                      Gas
                                                                    Turbine
                                                                      andl
                                       Fossil                       Internal
     Company              Total         Fuel          Nuclear      Combustion   Hydro
     -------              -----         ----          -------      ----------   -----
     AP&L                  4,367 (2)    2,373          1,694         230 (8)       70
     GSU                   6,420 (2)    5,693            652 (5)      75            -
     LP&L                  5,535 (2)    4,441          1,075 (6)      19            -
     MP&L                  3,046 (2)    3,035 (4)          -          11            -
     NOPSI                   927 (2)      912              -          15            -
     System Energy         1,028            -          1,028 (7)       -            -
       Total  System      21,323 (3)   16,454 (3)(4)   4,449         350           70

_______________________

(1) "Owned and Leased Capability" is the dependable load carrying capability of the stations, as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2) Excludes the capacity of fossil-fueled generating stations placed on extended reserve as follows: AP&L - 506 MW; GSU - 405 MW; LP&L
     - 19 MW; MP&L - 73 MW; and NOPSI - 143 MW. Generating stations that are not expected to be utilized in the near-term to meet load requirements are placed in extended reserve shutdown in order to minimize operating expenses.

(3) Excludes net capability of Entergy Power, which owns 809 MW of fossil-fueled capacity (see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - Entergy Power," above).

(4) Independence 2, a coal unit operated by AP&L and jointly owned 25% by MP&L (210 MW), 31.5% by Entergy Power (265 MW), and the balance by various municipalities and a cooperative. The unit was out of service, due to an explosion from August 11, 1993 to February 18, 1994.

(5) GSU's nuclear capability represents its 70% ownership interest in River Bend; Cajun owns the remaining 30% undivided interest.

(6) LP&L's nuclear capability represents its 90.7% ownership interest and 9.3% leasehold interest in Waterford 3.

(7) System Energy's capability represents its 90% interest in Grand Gulf 1 (78.5% ownership interest and 11.5% leasehold interest). South Mississippi Electric Power Association has the remaining 10% undivided ownership interest in Grand Gulf 1. Entitlement to System Energy's capacity has been allocated to AP&L, LP&L, MP&L, and NOPSI pursuant to the Unit Power Sales Agreement.

(8)  Includes 188 MW of capacity leased by AP&L through 1999.


     Representatives of the System regularly review load and capacity projections in order to coordinate and recommend the location and time of installation of additional generating capacity and of interconnections in light of the availability of power, the location of new loads, and maximum economy to the System. Based on load and capability projections, the System has no need to install additional generating capacity until 1999. To delay the need for new capacity, the System is engaging in conservation and DSM programs, as discussed in "Business of Entergy - Competition - Least Cost Planning," above. When new generation resources are needed, the System plans to meet this need with a variety of sources other than construction of new base load generating capacity. In the meantime, the System will meet capacity needs by, among other things, removing generating stations from extended reserve shutdown. Generating stations brought out of extended reserve shutdown during 1993 added 248 MW to meet operating requirements.

     Under the terms of the System Agreement, some of the generating capacity and other power resources are shared among the System operating companies. Among other things, the System Agreement provides that parties having generating capacity greater than their load requirements sell such capacity to those parties having deficiencies in generating capacity and that the purchasers pay to the sellers a charge sufficient to cover certain of the sellers' ownership costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the sellers' steam electric generating units fueled by oil or gas. In addition, for all energy to be exchanged among the System operating companies under the System Agreement, the purchasers are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs (see "Rate Matters and Regulation - Rate Matters - Wholesale Rate Matters - System Agreement," above, for a discussion of FERC proceedings relating to the System Agreement).

     The System's business is subject to seasonal fluctuations with the peak period occurring in the summer months. Excluding GSU, Entergy 's 1993 peak demand of 12,858 MW occurred on August 19, 1993. The net System capability at the time of peak was 14,029 MW, which reflects a reduction of the System's total 14,765 MW of owned and leased capability by net off-system firm sales of 736 MW. The capacity margin at the time of the peak was approximately 8.4%, not including units placed on extended reserve and capacity owned by Entergy Power.

     GSU's 1993 peak demand of 5,612 MW occurred on August 18, 1993. The net GSU capability at the time of peak was 6,704 MW, which reflects an increase of GSU's total 6,420 MW of owned and leased capability by net off-system purchases of 284 MW. The capacity margin at the time of the peak was approximately 18.2%, not including units placed on extended reserve.

Interconnections

     The electric power supply facilities of Entergy consist principally of steam-electric production facilities strategically located with reference to availability of fuel, protection of local loads, and other controlling economic factors. These are interconnected by a transmission system operating at various voltages up to 500 KV. Generally, with the exception of Grand Gulf 1, Entergy Power's capacity and a small portion of MP&L's capacity, operating facilities or interests therein are owned by the System operating company serving the area in which the facilities are located.
However, all of the System's generating facilities are centrally dispatched and operated with a view to realizing the greatest economy. This operation seeks, among other things, the lowest cost sources of energy from hour to hour. The minimum of investment and the most efficient use of plant are sought to be achieved, in part, through the coordinated scheduling of maintenance, inspection, and overhaul.

     The System operating companies have direct interconnections with neighboring utilities including, in individual cases, Mississippi Power Company, Southwestern Electric Power Company, Southwest Power Administration, Central Louisiana Electric Company, Inc., Oklahoma Gas and Electric Company, The Empire District Electric Company, Union Electric Company, Arkansas Electric Cooperative Corporation, Tennessee Valley Authority, Cajun, Sam Rayburn Dam Electric Cooperative, Inc., SRG&T, SRMPA, Associated Electric Cooperative, Inc., Municipal Energy Agency of Mississippi, Louisiana Energy and Power Authority, Farmers Electric Cooperative, South Mississippi Electric Power Authority, and the cities of Lafayette, Plaquemine, and New Roads, Louisiana. GSU also has an interconnection agreement with Houston Lighting and Power Company providing a minor amount of emergency service only. The System operating companies also have interchange agreements with Alabama Electric Cooperative, Big Rivers Electric Cooperative, Northeast Texas Electric Cooperative, Inc., Sam Rayburn G&T Electric Cooperative, Inc., Florida Power Corporation, Florida Power & Light Company, Jacksonville Electric Authority, Oglethorpe Power Cooperative, the City of Lafayette, Louisiana, the City of Springfield, Missouri, and East Kentucky Electric Cooperative.

     The System operating companies are members of the Southwest Power Pool, the primary purpose of which is to ensure the reliability and adequacy of the electric bulk power supply in the southwest region of the United States. The Southwest Power Pool is a member of the North American Electric Reliability Council. AP&L, LP&L, MP&L, and NOPSI are also members of the Western Systems Power Pool.

Gas Property

     As of December 31, 1993, NOPSI distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1,422 miles of gas distribution mains and 32 miles of gas transmission lines. NOPSI receives deliveries of natural gas for distribution purposes at 14 separate locations, including deliveries from United Gas Pipe Line Company (United) at six of these locations. Of the remaining delivery points, two are principally served by interstate suppliers and the remaining are served by intrastate suppliers.

     As of December 31, 1993, the gas property of GSU was not material to GSU.

Titles

      The System's generating stations are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System operating companies has been constructed over lands of private owners pursuant to easements or on public highways and streets pursuant to appropriate permits. The rights of each company in the realty on which its properties are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. The System operating companies generally have the right of eminent domain whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately-held lands used or to be used in their utility operations.

     Substantially all the physical properties owned by each System operating company and System Energy are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., and is not subject to the lien of the GSU mortgage securing the first mortgage bonds of GSU, but is leased and operated by GSU. In the case of LP&L, certain properties are subject to the liens of second mortgages securing other obligations of LP&L. In the case of MP&L and NOPSI, substantially all of their properties and assets are subject to the second mortgage lien of their respective general and refunding mortgage bond indentures.

                              FUEL SUPPLY


     The following tabulation shows the percentages of natural gas, fuel oil, nuclear fuel, and coal used in generation, excluding that of Entergy Power, during the past three years. It also shows the average fuel cost per KWH generated by each type of fuel during that period. The balance of generation, which was immaterial, was provided by hydroelectric power.

ENTERGY EXCLUDING GSU


              Natural Gas               Fuel Oil               Nuclear Fuel                Coal
           -----------------        -----------------        -----------------        -----------------
           %          Cents         %          Cents         %          Cents         %          Cents
           of           Per         of           Per         of           Per         of           Per
Year       Gen          KWH         Gen          KWH         Gen          KWH         Gen          KWH
- ----       ---         -----        ---         -----        ---         -----        ---         -----
1993       27          2.70          7          2.10          51         .58          15          1.91
1992       32          1.99          -             -          49         .67          18          1.90
1991       31          1.64          -             -          50         .79          18          1.76


GSU

               Natural Gas               Fuel Oil              Nuclear Fuel                 Coal
           ----------------        -----------------        -----------------        -----------------
           %          Cents         %          Cents         %          Cents         %          Cents
           of           Per         of           Per         of           Per         of           Per
Year       Gen          KWH         Gen          KWH         Gen          KWH         Gen          KWH
- ----       ---         -----        ---         -----        ---         -----        ---         -----
1993       69          2.44          -            -           14         1.19         17          1.77
1992       76          2.01          -            -           8          1.64         16          1.68
1991       66          1.79          -            -           19         1.24         15          2.08


     The following tabulation shows the percentages of generation by fuel type used in generation, excluding that of Entergy Power, for 1993 (actual) and 1994 (projected).


                  Natural Gas              Fuel Oil                 Nuclear                  Coal
               ----------------        ----------------        ----------------        ----------------
               1993        1994        1993        1994        1993        1994        1993        1994
               ----        ----        ----        ----        ----        ----        ----        ----
System(a)       27%         36%          7%          3%          51%        38%         15%         23%
AP&L             7           1           -           -           60         48          33          51
GSU             69          59           -           -           14         21          17          20
LP&L            52          62           1           -           47         38           -           -
MP&L            24          39          52          27            -          -          24          34
NOPSI           92         100           8           -            -          -           -           -
System Energy    -           -           -           -          100(b)     100(b)        -           -

_______________________

(a) The System's 1993 actual generation by fuel type excludes GSU; 1994 estimated generation by fuel type includes GSU.

(b) Capacity and energy from System Energy's interest in Grand Gulf 1 is allocated as follows: AP&L - 36%; LP&L - 14%; MP&L - 33%; and NOPSI - 17%.

Natural Gas

     The System operating companies have various long-term gas contracts that will satisfy a significant percentage of each operating company's needs; however, such contracts typically require the operating companies to purchase less than half of their annual gas requirements under such contracts. Additional gas requirements are satisfied under less expensive short-term contracts and spot-market purchases. In November 1992, GSU entered into a transportation service agreement with a gas supplier that obligates such supplier to provide GSU with flexible natural gas swing service to certain generating stations by using such supplier's pipeline and salt dome gas storage facility.

     Many factors influence the availability and price of natural gas supplies for power plants including wellhead deliverability, storage and pipeline capacity, and the demand requirements of the end users. This demand is closely tied to the severity of the weather conditions in the region. Furthermore, pricing relative to other energy sources (i.e. fuel oil, coal, purchased power, etc.) will affect the demand for natural gas for power plants. Supplies of natural gas are expected to be adequate in 1994.

     Pursuant to FERC and state regulations, gas supplies may be interrupted to power plants during periods of shortage. To the extent natural gas supplies may be disrupted, the System operating companies will use alternate sources of energy such as fuel oil.

Coal

     AP&L has long-term contracts for the supply of low-sulfur coal for the White Bluff Steam Electric Generating Station and the Independence Steam Electric Station (which is owned 25% by MP&L).
Coal for the White Bluff Station is supplied under a contract from a mine in the State of Wyoming. The coal contract provides for the delivery of sufficient coal to operate the White Bluff Station through approximately 2002. Coal for the Independence Station is also supplied under a contract from a mine in the State of Wyoming. Coal supplied under this contract is expected to meet the requirements of the Independence Station through at least 2014. GSU has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2004. Cajun has advised GSU that it has contracts that should provide an adequate supply of coal until 1997 for the operation of Big Cajun 2, Unit 3 (which is operated by Cajun and of which GSU owns 42%).

Nuclear Fuel

     Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to produce a concentrate, the conversion of uranium concentrate to uranium hexafluoride gas, enrichment of that gas, fabrication of the nuclear fuel assemblies, and disposal of the spent fuel.

     System Fuels is responsible for contracts to acquire nuclear fuel to be used in AP&L's, LP&L's, and System Energy's nuclear units and for maintaining inventories of such materials during the various stages of processing. Each of these companies is currently responsible for contracting for the fabrication of its own nuclear fuel and for purchasing the required enriched uranium hexafluoride from System Fuels. Currently, the requirements for GSU's River Bend plant are covered by contracts made by GSU.

     On October 3, 1989, System Fuels entered into a revolving credit agreement with banks permitting it to borrow up to $45 million to finance its nuclear materials and services inventory. AP&L, LP&L, and System Energy agreed to purchase from System Fuels the nuclear materials and services financed under the agreement if System Fuels should default in its obligations thereunder. Such purchases would be allocated based on percentages agreed upon among the parties. In the absence of such agreement, AP&L, LP&L, and System Energy would each be obligated to purchase one-third of the nuclear materials and services.

     Based upon the planned fuel cycles for the System's nuclear units, the following tabulation shows the years through which existing contracts and inventory will provide materials and services:

                               Acquisition
                                  of or
                                Conversion                            Spent
                  Uranium       to Uranium     Enrich-     Fabri-      Fuel
                Concentrate    Hexafluoride    ment(3)     cation    Disposal
                -----------    ------------    -------     ------    --------
   ANO 1            (1)            (1)          1995        1997        (4)
   ANO 2            (1)            (1)          1995        1994        (4)
   River Bend       (2)            (2)          2000        1995        (4)
   Waterford 3      (1)            (1)          1995        1999        (4)
   Grand Gulf 1     (1)            (1)          1995        1995        (4)
__________________________

(1) Current contracts will provide these materials and services through termination dates ranging from 1994-1997. Additional materials and services required beyond these dates are estimated to be available for the foreseeable future.

(2) Current GSU contracts will provide a significant percentage of these materials and services for River Bend through 1995.

(3) Enrichment services for ANO 1, ANO 2, Waterford 3, and Grand Gulf 1 are provided by a System Fuels contract with the United States Enrichment Corporation (USEC). The contract has been terminated after 1995 to permit flexibility on future pricing and terms that could be obtained. Enrichment services for River Bend are provided by a GSU contract with USEC that may be partially terminated after 1998 and fully terminated after 2000. (See "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry - Decommissioning," above for information on annual contributions to a federal decontamination and decommissioning fund required by the Energy Act to be made by AP&L, GSU, LP&L, and System Energy as a result of their enrichment contracts with DOE.)

(4) The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. Under this Act, the DOE was to begin accepting spent fuel in 1998 and to continue until the disposal of all spent fuel from reactor sites has been accomplished. In November 1989, the DOE indicated that the repository program will be delayed. Current on-site spent fuel storage capacity at ANO, River Bend, Waterford 3, and Grand Gulf 1 is estimated to be sufficient to store fuel from normal operations until 1995, 2003, 2000, and 2004, respectively. It is expected that any additional storage capacity required, due to delay of the DOE repository program, will have to be provided by the affected companies (see "Rate Matters and Regulation - Regulation - Regulation of the Nuclear Power Industry - Spent Fuel and Other High-Level Radioactive Waste," above).

     The System will require additional arrangements for segments of the nuclear fuel cycle beyond the dates shown above. Except as noted above, Entergy cannot predict the ultimate availability or cost of such arrangements at this time.

     AP&L, GSU, LP&L, and System Energy currently have nuclear fuel leasing arrangements that provide that AP&L, GSU, LP&L, and System Energy may lease up to $125 million, $105 million, $95 million, and $105 million of nuclear fuel, respectively. As of December 31, 1993, the unrecovered cost base of AP&L's, GSU's, LP&L's, and System Energy's nuclear fuel leases amounted to approximately $93.6 million, $96.5 million, $61.3 million, and $79.7 million, respectively. Each lessor finances its acquisition and ownership of nuclear fuel under a credit agreement and through the issuance of intermediate-term notes. The credit agreements, which were entered into by AP&L in 1988, by LP&L and System Energy in 1989, and GSU in 1993, had initial terms of five years, with the exception of GSU, which has an initial term of three years. These agreements are subject to annual renewal with, in LP&L's and GSU's case, the consent of the lenders. The credit agreements for AP&L, LP&L, and System Energy have all been extended and now have termination dates of December 1996, January 1997, and February 1997, respectively. The credit agreement for GSU was entered into in December 1993 and has a termination date of December 1996.
The intermediate-term notes have varying maturities through January 31, 1999. It is expected that the credit agreements will be extended, or alternative financing will be secured by each lessor, based on the particular lessee's nuclear fuel requirements. If extensions or alternative financing cannot be arranged, the particular lessee must purchase sufficient nuclear fuel to allow the lessor to retire such borrowings.

Natural Gas Purchased for Resale

     NOPSI has several suppliers of natural gas for resale. Its system is interconnected with three interstate and three intrastate pipelines. Presently, NOPSI's primary suppliers of natural gas for resale are United, an interstate pipeline, and Bridgeline and Pontchartrain, intrastate pipelines. NOPSI has a firm gas purchase contract with United and receives this service subject to FERC-approved rates pursuant to a certificate granted by FERC. NOPSI also has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases when economically attractive. In recent years, natural gas deliveries have been subject primarily to weather-related curtailments. However, NOPSI has experienced no such curtailments.

     In April 1992, FERC issued Order No. 636, which mandated interstate pipeline restructuring. The order requires interstate pipelines to cease selling gas to local distribution customers at the city-gate interconnection although transportation service can be provided in lieu of the former sale. As a result, in the future, NOPSI must substitute sources upstream of the United system for its current gas supply from United. NOPSI is considering purchases from independent intrastate or interstate supply aggregators and/or from intrastate pipeline sources in a manner consistent with its economic and supply reliability objectives.

     Prior to the effectiveness of Order No. 636, discussed above, in the event of a natural gas shortage on the United system, NOPSI would have received a portion of the available gas supply from United and its other suppliers. After Order No. 636 mandated restructuring (October 31, 1993), curtailments of supply could occur if NOPSI's suppliers failed to perform their obligations to deliver gas under their supply agreements with NOPSI. United could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather related curtailments, NOPSI does not anticipate that there will be any interruptions in natural gas deliveries to its customers.

     GSU purchases natural gas for resale from a single interstate supplier. Abandonment of service by the present supplier would be subject to abandonment proceedings by FERC.

Research

     AP&L, GSU, LP&L, MP&L, and NOPSI are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects, based on its needs and available resources. During 1991, 1992, and 1993, the System, including GSU, contributed approximately $12 million, $16 million, and $17 million, respectively, for the various research programs in which Entergy was involved.


Item 2.   Properties

     Refer to Item 1. "Business - Property," incorporated herein by reference, for information regarding the properties of the registrants.


Item 3.   Legal Proceedings

     Refer to Item 1. "Business - Rate Matters and Regulation," incorporated herein by reference, for details of the registrants' material rate proceedings and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1993.


Item 4.   Submission of Matters to a Vote of Security Holders

     A consent in lieu of a special meeting of common stockholders of Entergy-GSU Holdings, Inc. (Holdings) was executed on December 30, 1993, pursuant to a Delaware statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation and GSU, which at that time owned all of the outstanding common stock of Holdings. The common stockholders acted to: (1) increase the number of directors from 2 to 18 upon the occurrence of the combination of Entergy Corporation and GSU, such expanded board to consist of Edwin Lupberger and Joseph Donnelly, who continued as directors, and the following new directors: W. Frank Blount; John A. Cooper, Jr.; Brooke H. Duncan; Lucie J. Fjeldstad; Kaneaster Hodges, Jr.; Robert v.d. Luft; Adm. Kinnaird R. McKee; Paul W. Murrill; James R. Nichols; Eugene H. Owen; John N. Palmer, Sr.; Robert D. Pugh; H. Duke Shackelford; Wm. Clifford Smith; Bismark A. Steinhagen; and Dr. Walter Washington; (2) approve the terms and provisions of certain agreements related to such combination; (3) approve the actions of the officers in connection with those agreements and the transactions contemplated thereby; (4) approve the assumption and adoption by Holdings of certain benefit plans of Entergy Corporation; and (5) approve the taking of actions to issue stock with respect to such plans, including the listing of Holdings' common stock on the New York, Pacific, and Midwest Stock Exchanges and the filing of registration statements with the Securities and Exchange Commission. After the consummation of the transactions involved in the combination, the name of Holdings was changed to Entergy Corporation. On January 22, 1994, Mr. Donnelly resigned from the position of director of Entergy Corporation.

                                PART II


Item   5.     Market  for  Registrants'  Common  Equity  and   Related
Stockholder Matters

      Entergy Corporation. The shares of Entergy Corporation's common stock are listed on the New York, Midwest, and Pacific Stock Exchanges.

      The high and low prices for each quarterly period in 1993 and 1992, were as follows:

                             1993                1992
                       ---------------     ----------------
                        High      Low       High      Low
                       ------    ------    ------    ------
                                   (In Dollars)
      First            36 1/2    32 1/2    29 5/8    27 1/8
      Second           38 1/4    33 1/4    28 1/2    26 1/8
      Third            39 7/8    36 1/4    31 7/8    28 1/4
      Fourth           39 1/4    35 1/8    33 5/8    30 1/2

     Four consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in each of 1993 and 1992. In 1993, dividends of 40 cents per share were paid in each of the first three quarters and dividends of 45 cents per share were paid in the last quarter. Dividends of 35 cents per share were paid in each of the first three quarters of 1992, and dividends of 40 cents per share were paid in the last quarter of 1992.

     As of February 24, 1994, there were 63,779 stockholders of record of Entergy Corporation.

     For information with respect to Entergy Corporation's future ability to pay dividends, refer to Note 7 of Entergy Corporation and Subsidiaries' Notes to Consolidated Financial Statements, "Dividend Restrictions," incorporated herein by reference. In addition to the restrictions described in Note 7, the Holding Company Act provides that, without approval of the SEC, the unrestricted, undistributed retained earnings of any Entergy Corporation subsidiary are not available for distribution to Entergy Corporation's common stockholders until such earnings are made available to Entergy Corporation through the declaration of dividends by such subsidiaries.

     AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. There is no market for the common stock of System Energy and the System operating companies, all of which is owned by Entergy Corporation. Prior to December 31, 1993, GSU's common stock was publicly held. Effective with the Merger, all shares of GSU common stock were acquired by Entergy Corporation. No cash dividends on common stock were paid by GSU to its stockholders in 1992-1993. Cash dividends on common stock paid by AP&L, LP&L, MP&L, NOPSI, and System Energy to Entergy Corporation during 1993 and 1992, were as follows:

                                              1993       1992
                                             ------     ------
                                                (In Millions)

     AP&L                                    $156.3     $ 75.0
     LP&L                                     167.6      174.6
     MP&L                                      85.8       68.4
     NOPSI                                     43.9       32.2
     System Energy                            233.1      137.7

     For information with respect to restrictions that limit the ability of System Energy and the System operating companies to pay dividends, and for information with respect to dividends paid to Entergy Corporation by its subsidiaries subsequent to December 31, 1993, refer respectively, to Note 6 of System Energy's and Note 7 of AP&L's, GSU's, LP&L's, MP&L's, and NOPSI's Notes to Financial Statements, "Dividend Restrictions," incorporated herein by reference.


Item 6.   Selected Financial Data

     Entergy Corporation.  Refer to information under the heading
"Entergy Corporation and Subsidiaries Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     AP&L. Refer to information under the heading "Arkansas Power & Light Company Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     GSU. Refer to information under the heading "Gulf States
Utilities Company Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     LP&L. Refer to information under the heading "Louisiana Power & Light Company Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     MP&L. Refer to information under the heading "Mississippi Power & Light Company Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     NOPSI.  Refer to information under the heading "New Orleans
Public Service Inc. Selected Financial Data - Five-Year Comparison," which information is incorporated herein by reference.

     System Energy. Refer to information under the heading "System Energy Resources, Inc. Selected Financial Data - Five-Year
Comparison," which information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Entergy Corporation.  Refer to information under the heading
"ENTERGY CORPORATION AND SUBSIDIARIES MANAGEMENT'S FINANCIAL
DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     AP&L. Refer to information under the heading "ARKANSAS POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     GSU. Refer to information under the heading "GULF STATES
UTILITIES COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     LP&L. Refer to information under the heading "LOUISIANA POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     MP&L. Refer to information under the heading "MISSISSIPPI POWER & LIGHT COMPANY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     NOPSI.  Refer to information under the heading "NEW ORLEANS
PUBLIC SERVICE INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS," which information is incorporated herein by reference.

     System Energy. Refer to information under the heading "SYSTEM ENERGY RESOURCES, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND
ANALYSIS," which information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.


                          INDEX TO FINANCIAL STATEMENTS
Entergy Corporation and Subsidiaries:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Consolidated Balance Sheets, December 31, 1993 and 1992
  Statements of Consolidated Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Consolidated Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Consolidated Retained Earnings and Paid-In Capital for the Years Ended
   December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Consolidated Financial Statements
  Selected Financial Data - Five-Year Comparison
AP&L:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison
GSU:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings and Paid-In Capital for the Years Ended December 31, 1993, 1992
   and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison
LP&L:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison
MP&L:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison
NOPSI:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison
System Energy:
  Definitions
  Report of Management
  Audit Committee Chairman's Letter
  Independent Auditors' Report
  Balance Sheets, December 31, 1993 and 1992
  Statements of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis
  Statements of Income For the Years Ended December 31, 1993, 1992 and 1991
  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991
  Management's Financial Discussion and Analysis (continued)
  Notes to Financial Statements
  Selected Financial Data - Five-Year Comparison

                      Entergy Corporation and Subsidiaries



                            1993 Financial Statements

                      ENTERGY CORPORATION AND SUBSIDIARIES

                                   DEFINITIONS


      Certain abbreviations or acronyms used in the Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym               Term

AFUDC                    Allowance   for   Funds   Used    During
                         Construction

ANO                      Arkansas   Nuclear  One  Steam   Electric
                         Generating Station

ANO 2                    Unit No. 2 of ANO

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

Council                  Council  of  the  City  of  New  Orleans,
                         Louisiana

Entergy or System        Entergy Corporation and its various direct
                         and indirect subsidiaries

Entergy Enterprises      Entergy   Enterprises,   Inc.   (formerly
                         Electec, Inc.)

Entergy Operations       Entergy Operations, Inc., a subsidiary  of
                         Entergy Corporation that has operating responsibility for Grand Gulf 1, Waterford 3, ANO, and River Bend

Entergy Power            Entergy  Power,  Inc.,  a  subsidiary  of
                         Entergy Corporation that markets capacity and energy for resale from certain generating facilities to other parties, principally non-affiliates

FERC                     Federal Energy Regulatory Commission

G&R Bonds                General and Refunding Mortgage Bonds issued
                         and issuable by MP&L and NOPSI

Grand Gulf 1             Unit No. 1 of the Grand Gulf Steam Electric
                         Generating Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Steam Electric
                         Generating Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

1991 NOPSI Settlement    Agreement, retroactive to October 4, 1991,
                         among  NOPSI, the Council, the Alliance for  Affordable
                         Energy,  Inc.,  and others that settled  certain  Grand
                         Gulf  1  prudence issues and pending litigation related
                         to  the  resolution  (including the Determinations  and
                         Order  referred to therein) adopted by the  Council  on
                         February 4, 1988, disallowing NOPSI's recovery of  $135
                         million of previously deferred Grand Gulf 1-related costs

NOPSI                    New Orleans Public Service Inc.

PUCT                     Public Utility Commission of Texas

Rate Cap The level of GSU's retail electric base rates in effect at December 31, 1993, for the Louisiana retail jurisdiction, and the level in effect prior to the Texas Cities Rate Settlement for the Texas retail jurisdiction, that may not be exceeded for the five years following December 31, 1993

River Bend               River   Bend  Steam  Electric  Generating
                         Station (nuclear), owned 70% by GSU

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the Financial Accounting Standards Board

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System Agreement         Agreement, effective January 1,  1983,  as
                         amended, among the System operating companies relating to the sharing of generating capacity and other power resources

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L,   GSU,  LP&L,  MP&L,   and   NOPSI,
                         collectively

System or Entergy        Entergy Corporation and its various direct
                         and indirect subsidiaries

Waterford 3              Unit No. 3 of the Waterford Steam Electric
                         Generating Station

                      ENTERGY CORPORATION AND SUBSIDIARIES

                              REPORT OF MANAGEMENT


      The management of Entergy Corporation has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

      The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                      ENTERGY CORPORATION AND SUBSIDIARIES

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Entergy Corporation Board of Directors' Audit Committee is comprised of five directors, who are not officers of Entergy Corporation: H. Duke Shackelford (Chairman), Brooke H. Duncan, Kaneaster Hodges, Jr., John N. Palmer, Sr., and Bismark A. Steinhagen (as of December 31, 1993). The committee held four meetings during 1993.

      The Audit Committee oversees Entergy Corporation's financial reporting process on behalf of Entergy Corporation's Board of Directors. In fulfilling its responsibility, the committee recommended to the board, subject to stockholder approval, the selection of Entergy Corporation's independent public accountants (Deloitte & Touche). Also, the committee oversees and coordinates the activities and policies of the subsidiary companies' audit committees.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants the overall scope and specific plans for their respective audits, as well as Entergy Corporation's consolidated financial statements and the adequacy of Entergy Corporation's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of Entergy Corporation's internal controls, and the overall quality of Entergy Corporation's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                                   /S/ H. DUKE SHACKELFORD

                                   H. DUKE SHACKELFORD
                                   Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of Entergy Corporation

      We have audited the accompanying consolidated balance sheets of Entergy Corporation and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, retained earnings and paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gulf States Utilities Company (a consolidated subsidiary acquired on December
31, 1993), which statements reflect total assets constituting 31% of consolidated total assets at December 31, 1993. Those statements were audited by other auditors whose report (which included explanatory paragraphs regarding the uncertainties discussed in the fourth and fifth paragraphs below) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf States Utilities Company, is based solely on the report of such other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      The Corporation acquired a 70% interest in River Bend Unit I Nuclear Generating Plant (River Bend) through its acquisition of Gulf States Utilities Company on December 31, 1993. As discussed in Note 2 to the consolidated financial statements, the net amount of capitalized costs for River Bend exceed those costs currently being recovered through rates. At December 31, 1993, approximately $747 million is not currently being recovered through rates. If current regulatory and court orders are not modified, a write-off of all or a portion of such costs may be required. Additionally, as discussed in Note 2 to the consolidated financial statements, other rate-related contingencies exist which may result in a refund of revenues previously collected. The extent of such write-off of capitalized River Bend costs or refund of revenues previously collected, if any, will not be determined until appropriate rate proceedings and court appeals have been concluded. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      As  discussed  in  Note 8 to the consolidated financial statements,  civil actions have been initiated against Gulf States Utilities Company to, among other things, recover the co-owner's investment in River Bend and to annul the related joint ownership participation and operating agreement. The ultimate outcome of these proceedings, including their impact on Gulf States Utilities Company, cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, certain of the Corporation's subsidiaries changed their method of accounting for revenues in 1993 and, as discussed in Notes 3 and 10 to the consolidated financial statements, in 1993 the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994


                                   ENTERGY CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                 ASSETS
                                                                            December 31,
                                                                   -----------------------------
                                                                      1993              1992
                                                                   -----------       -----------
                                                                           (In Thousands)
Utility Plant (Note 1):
  Electric                                                         $20,848,844       $13,765,029
  Plant acquisition adjustment - GSU (Note 11)                         380,117                 -
  Electric plant under leases (Note 9)                                 663,024           662,400
  Property under capital leases - electric                             175,276           100,945
  Natural gas                                                          156,452           110,399
  Steam products                                                        75,689                 -
  Construction work in progress                                        533,112           309,552
  Nuclear fuel under capital leases (Note 9)                           329,433           233,616
  Nuclear fuel                                                          17,760            20,683
                                                                   -----------       -----------
           Total                                                    23,179,707        15,202,624
  Less - accumulated depreciation and amortization                   7,157,981         4,462,693
                                                                   -----------       -----------
           Utility plant - net                                      16,021,726        10,739,931
                                                                   -----------       -----------

Other Property and Investments:
  Decommissioning trust funds                                          172,960           127,323
  Other                                                                183,597            76,558
                                                                   -----------       -----------
           Total                                                       356,557           203,881
                                                                   -----------       -----------

Current Assets:
  Cash and cash equivalents (Note 1):
    Cash                                                                27,345             6,975
    Temporary cash investments - at cost, which
      approximates market                                              536,404           372,817
                                                                   -----------       -----------
           Total cash and cash equivalents                             563,749           379,792
  Other temporary investments - at cost, which
    approximates market                                                      -            17,012
  Special deposits                                                      36,612            18,739
  Notes receivable                                                      17,710            19,778
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $8.8 million in 1993 and $6.2 million in 1992)                  315,796           194,980
    Other                                                               81,931            43,006
    Accrued unbilled revenues (Note 1)                                 257,321            57,716
  Fuel inventory  - at average cost and LIFO                           110,204            85,595
  Materials and supplies - at average cost                             360,353           287,407
  Rate deferrals (Note 2)                                              333,311           186,391
  Prepayments and other                                                 98,144            74,168
                                                                   -----------       -----------
           Total                                                     2,175,131         1,364,584
                                                                   -----------       -----------

Deferred Debits and Other Assets:
  Rate deferrals (Note 2)                                            1,876,051         1,485,598
  SFAS 109 regulatory asset - net (Note 3)                           1,385,824                 -
  Long-term receivables                                                228,030            15,739
  Unamortized loss on reacquired debt                                  210,698            91,825
  Other                                                                622,680           337,979
                                                                   -----------       -----------
           Total                                                     4,323,283         1,931,141
                                                                   -----------       -----------

           TOTAL                                                   $22,876,697       $14,239,537
                                                                   ===========       ===========

See Notes to Consolidated Financial Statements.

                                 ENTERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                    CAPITALIZATION AND LIABILITIES
                                                                            December 31,
                                                                    ----------------------------
                                                                       1993              1992
                                                                    ----------       -----------
                                                                           (In Thousands)
Capitalization:
  Common stock, $.01 par value in 1993 and $5 par value
    in 1992: authorized 500,000,000 shares; issued and
    outstanding  231,219,737 shares in 1993; issued
    175,137,392 shares in 1992 (Note 5)                                 $2,312          $875,687
  Paid-in capital                                                    4,223,682         1,327,589
  Retained earnings (Note 7)                                         2,310,082         2,062,188
  Less - treasury stock (1,943 shares in 1992) (Note 5)                      -                54
                                                                   -----------       -----------
           Total common shareholders' equity                         6,536,076         4,265,410

  Subsidiary's preference stock (Note 5)                               150,000                 -
  Subsidiaries' preferred stock (Note 5):
   Without sinking fund                                                550,955           414,511
   With sinking fund                                                   349,053           304,049
  Long-term debt (Notes 6 and 9)                                     7,355,962         5,149,344
                                                                   -----------       -----------
           Total                                                    14,942,046        10,133,314
                                                                   -----------       -----------

Other Noncurrent Liabilities:
  Obligations under capital leases (Note 9)                            322,867           177,112
  Other (Note 8)                                                       270,318           140,292
                                                                   -----------       -----------
           Total                                                       593,185           317,404
                                                                   -----------       -----------

Current Liabilities:
  Currently maturing long-term debt (Note 6)                           322,010           133,805
  Notes payable (Note 4)                                                43,667               667
  Accounts payable                                                     413,727           313,054
  Customer deposits                                                    127,524           100,496
  Taxes accrued                                                        118,267           128,172
  Accumulated deferred income taxes (Note 3)                            44,637            43,265
  Interest accrued                                                     210,894           152,136
  Dividends declared                                                    13,404            15,172
  Gas contract settlements - liability to customers                          -            55,998
  Deferred revenue - gas supplier judgment proceeds                     14,632            42,256
  Deferred fuel cost                                                     4,528            16,128
  Obligations under capital leases (Note 9)                            194,015           157,448
  Other                                                                240,471            90,149
                                                                   -----------       -----------
           Total                                                     1,747,776         1,248,746
                                                                   -----------       -----------

Deferred Credits:
  Accumulated deferred income taxes (Note 3)                         3,858,337         1,612,947
  Accumulated deferred investment tax credits (Note 3)                 793,375           553,506
  Deferred revenue - gas supplier judgment proceeds                          -            14,846
  Other                                                                941,978           358,774
                                                                   -----------       -----------
           Total                                                     5,593,690         2,540,073
                                                                   -----------       -----------

Commitments and Contingencies (Notes 2, 8, and 9)

           TOTAL                                                   $22,876,697       $14,239,537
                                                                   ===========       ===========

See Notes to Consolidated Financial Statements.

                             ENTERGY CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                 For the Years Ended December 31,
                                                              --------------------------------------
                                                                1993            1992          1991
                                                              --------        --------      --------
                                                                         (In Thousands)
Operating Activities:
  Net income                                                  $551,930        $437,637      $482,032
  Noncash items included in net income:
    Cumulative effect of  a change in accounting
      principle                                                (93,841)              -             -
    Change in rate deferrals/excess capacity - net             200,532         109,153        (7,342)
    Depreciation and decommissioning                           443,550         424,958       398,864
    Deferred income taxes and investment tax credits            17,669         118,562       194,830
    Allowance for equity funds used during
      construction                                              (8,049)         (7,355)       (7,921)
    Amortization of deferred revenues                          (42,470)        (38,646)      (36,310)
    Provision for estimated losses and reserves                 20,832         (24,911)       21,576
    Gain on sale of property - net                                   -         (19,612)            -
  Changes in working capital:
    Receivables                                                (40,682)        (19,150)        5,655
    Fuel inventory                                              (1,161)         20,008       (37,917)
    Accounts payable                                            (9,167)        (54,559)        1,302
    Taxes accrued                                              (32,761)         28,561        41,085
    Interest accrued                                              (758)        (10,845)      (19,830)
    Other working capital accounts                              51,100         (12,428)       18,821
  Refunds to customers - gas contract settlement               (56,027)        (56,066)      (56,098)
  Decommissioning trust contributions                          (20,402)        (20,896)      (23,193)
  Other                                                         94,092         (43,185)      (13,619)
                                                            ----------        --------      --------
    Net cash flow provided by operating activities           1,074,387         831,226       961,935
                                                            ----------        --------      --------

Investing Activities:
  Merger with GSU - cash paid                                 (250,000)              -             -
  Merger with GSU - cash acquired                              261,349               -             -
  Construction/capital expenditures                           (512,235)       (438,845)     (439,087)
  Allowance for equity funds used during construction            8,049           7,355         7,921
  Proceeds received from sale of property                            -          67,985             -
  Nuclear fuel purchases                                      (118,216)        (60,359)      (66,068)
  Proceeds from sale/leaseback of nuclear fuel                 121,526          62,332        47,452
  Investment in nonregulated/nonutility properties             (76,870)        (35,189)      (10,878)
  Decrease in other temporary investments                       17,012         114,651       150,580
                                                            ----------        --------      --------
    Net cash flow used in investing activities                (549,385)       (282,070)     (310,080)
                                                            ----------        --------      --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                       605,000         637,114             -
    General and refunding mortgage bonds                       350,000          65,000             -
    Preferred stock                                                  -         120,999       133,175
    Bank notes and other long-term debt                        106,070          48,067        68,514
  Retirement of:
    First mortgage bonds                                      (911,692)     (1,009,320)     (665,384)
    General and refunding mortgage bonds                       (99,400)              -             -
    Bank notes and other long-term debt                        (69,982)        (17,412)       (7,442)
    Common stock                                               (20,558)       (105,673)     (161,640)
  Redemption of preferred stock                                (56,000)       (109,369)      (85,500)
  Common stock dividends paid                                 (287,483)       (256,117)     (228,816)
  Changes in short-term borrowings                              43,000               -             -
                                                            ----------        --------      --------
    Net cash flow used in financing activities                (341,045)       (626,711)     (947,093)
                                                            ----------        --------      --------
Net increase (decrease) in cash and cash equivalents           183,957         (77,555)     (295,238)

Cash and cash equivalents at beginning of period               379,792         457,347       752,585
                                                            ----------        --------      --------
Cash and cash equivalents at end of period                    $563,749        $379,792      $457,347
                                                            ==========        ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $485,876        $570,199      $646,872
    Income taxes                                              $159,659        $125,079       $68,278
  Noncash investing and financing activities:
     Capital lease obligations incurred                       $126,812         $75,040       $46,073
     Merger with GSU - common stock issued                  $2,031,101               -             -

See Notes to Consolidated Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to Entergy due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. The System requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. Net cash flow from operations totaled $1,074 million, $831 million, and $962 million in 1993, 1992, and 1991, respectively. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. Entergy's ability to fund these capital requirements with cash from operations results, in part, from our continued efforts to streamline operations and reduce costs as well as collections under our Grand Gulf 1 rate phase-in plans, which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) Further, Entergy Corporation's subsidiaries have the ability to meet future capital requirements through future debt or preferred stock issuances, as discussed below. See Note 8, incorporated herein by reference, for additional information on the System's capital and refinancing requirements in 1994 - 1996. Also, in order to take advantage of lower interest and dividend rates, Entergy Corporation's subsidiaries may continue to refinance high-cost debt and preferred stock prior to maturity.

     Productive investment of excess funds is necessary to enhance the long-term value of our common stock. In 1993, Entergy Corporation made approximately $77 million in investments in an electric distribution company and a high-voltage transmission system in Argentina. In 1992, Entergy Corporation invested $11 million in a generating facility in Argentina, $12.5 million in an independent power plant in Virginia, $5.5 million in a lighting efficiency services company, and $6.2 million in a company that develops energy management and other technology applications. Entergy Corporation expects to invest approximately $150 million per year in nonregulated and nonutility businesses. See "Significant Factors and Known Trends - Nonregulated Investments" for additional information.

      Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the System operating companies and System Energy. Based on the most restrictive applicable tests as of December 31, 1993 (which in certain instances, are impacted by the inclusion of the cumulative effect of the change in accounting principle for accruing unbilled revenues discussed in Note 1), and an assumed annual interest or dividend rate of 8%, the System operating companies could have issued bonds or preferred stock in the following amounts, respectively: AP&L - $226 million and $1,075 million; GSU - $425 million and $0 million; LP&L - $92 million and $686 million; MP&L - $219 million and $548 million; and NOPSI - $40 million and $306 million. System Energy could also have issued $290 million of bonds, but its charter does not presently provide for the issuance of preferred stock. In addition, the System operating companies and System Energy have the conditional ability to issue bonds against the retirement of bonds, in some cases without meeting an earnings coverage test. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no limitations on the issuance of preference stock. See Note 4, incorporated herein by reference, for information on the System's short-term borrowings.

       Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1994 - 1996 with internally generated funds and cash on hand. Further, Entergy Corporation paid $287.5 million of dividends on its common stock in 1993. Entergy Corporation receives funds through dividend payments from its subsidiaries. During 1993, these common stock dividend payments totaled $686.7 million. Certain restrictions may limit the amount of these distributions. See Note 7, incorporated herein by reference, for additional information. See Notes 2 and 8, incorporated herein by reference, regarding River Bend rate appeals and pending litigation with Cajun Electric Power Cooperative, Inc. (Cajun). Substantial write-offs or charges resulting from adverse rulings in these matters could adversely affect GSU's ability to continue to pay dividends.

      Entergy Corporation has SEC authorization to repurchase shares of its outstanding common stock. Market conditions and board authorization determine the amount of repurchases. Entergy Corporation has requested SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases and other optional activities. See Notes 4 and 5, incorporated herein by reference, for additional information.


                              ENTERGY CORPORATION AND SUBSIDIARIES
                               STATEMENTS OF CONSOLIDATED INCOME

                                                                        For the Years Ended December 31,
                                                                    -----------------------------------------
                                                                       1993           1992           1991
                                                                    ----------     ----------      ----------
                                                                        (In Thousands, Except Share Data)

Operating Revenues:
  Electric                                                          $4,394,346     $4,043,555      $3,974,478
  Natural gas                                                           90,991         72,944          76,951
                                                                    ----------     ----------      ----------
        Total                                                        4,485,337      4,116,499       4,051,429
                                                                    ----------     ----------      ----------

Operating Expenses:
  Operation:
    Fuel for electric generation and fuel-related expenses             859,641        759,470         735,986
    Purchased power                                                    278,070        228,679         205,131
    Gas purchased for resale                                            52,592         43,212          49,986
    Other                                                              813,555        806,943         823,817
  Maintenance                                                          306,666        301,836         282,821
  Depreciation and decommissioning                                     443,550        424,958         398,864
  Taxes other than income taxes                                        199,151        197,895         184,247
  Income taxes (Note 3)                                                251,163        210,081         243,760
  Rate deferrals (Note 2):
    Rate deferrals                                                      (1,651)       (24,176)        (56,681)
    Amortization of rate deferrals                                     289,259        209,015         206,468
    Deferral of previously incurred Grand Gulf 1-related
      costs                                                                  -              -         (90,000)
                                                                    ----------     ----------      ----------
        Total                                                        3,491,996      3,157,913       2,984,399
                                                                    ----------     ----------      ----------

Operating Income                                                       993,341        958,586       1,067,030
                                                                    ----------     ----------      ----------

Other Income:
  Allowance for equity funds used during construction                    8,049          7,355           7,921
  Miscellaneous - net                                                   60,068        135,475         122,697
  Income taxes (Note 3)                                                (33,640)       (46,382)        (33,391)
                                                                    ----------     ----------      ----------
        Total                                                           34,477         96,448          97,227
                                                                    ----------     ----------      ----------

Interest and Other Charges:
  Interest on long-term debt                                           488,799        529,668         599,797
  Other interest - net                                                  29,849         29,686          27,245
  Allowance for borrowed funds used during construction                 (5,478)        (5,094)         (7,392)
  Preferred dividend requirements of subsidiaries                       56,559         63,137          62,575
                                                                    ----------     ----------      ----------
        Total                                                          569,729        617,397         682,225
                                                                    ----------     ----------      ----------

Income before Cumulative Effect of a Change in
 Accounting Principle                                                  458,089        437,637         482,032

Cumulative Effect to January 1, 1993, of Accruing Unbilled
 Revenues (net of income taxes of $57,188) (Note 1)                     93,841              -               -
                                                                    ----------     ----------      ----------

Net Income                                                            $551,930       $437,637        $482,032
                                                                    ==========     ==========      ==========

Earnings per average common share before cumulative
 effect of a change in accounting principle                              $2.62          $2.48           $2.64
Earnings per average common share                                        $3.16          $2.48           $2.64
Dividends declared per common share (Note 7)                             $1.65          $1.45           $1.25
Average number of common shares outstanding (Note 5)               174,887,556    176,573,778     182,665,303

See Notes to Consolidated Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED RETAINED EARNINGS AND PAID-IN CAPITAL
                                                      For the Years Ended December 31,
                                                   --------------------------------------
                                                      1993          1992          1991
                                                   ----------    ----------    ----------
                                                               (In Thousands)

Retained Earnings, January 1                       $2,062,188    $1,943,298    $1,775,000
Add - Net income                                      551,930       437,637       482,032
                                                   ----------    ----------    ----------
        Total                                       2,614,118     2,380,935     2,257,032
                                                   ----------    ----------    ----------
Deduct:
    Dividends declared on common stock                288,342       255,479       228,555
    Common stock retirements (Note 5)                  13,906        59,187        80,009
    Capital stock and other expenses                    1,788         4,081         5,170
                                                   ----------    ----------    ----------
        Total                                         304,036       318,747       313,734
                                                   ----------    ----------    ----------
Retained Earnings, December 31 (Note 7)            $2,310,082    $2,062,188    $1,943,298
                                                   ==========    ==========    ==========



Paid-in Capital, January 1                         $1,327,589    $1,357,883    $1,408,640
Add:
    Gain (loss) on reacquisition of
       subsidiaries' preferred stock                      (20)       (1,323)           35
    Issuance of 56,667,726 shares of common
       stock in the merger with GSU (Note 11)       2,027,325             -             -
    Issuance of 174,552,011 shares of common
       stock at $.01 par value net of the
       retirement of 174,552,011 shares of
       common stock at $5.00 par value (Note 5)       871,015             -             -
                                                   ----------    ----------    ----------
        Total                                       4,225,909     1,356,560     1,408,675
                                                   ----------    ----------    ----------
Deduct:
    Common stock retirements (Note 5)                   4,389        28,127        49,391
    Capital stock discounts and other expenses         (2,162)          844         1,401
                                                   ----------    ----------    ----------
        Total                                           2,227        28,971        50,792
                                                   ----------    ----------    ----------
Paid-in Capital, December 31                       $4,223,682    $1,327,589    $1,357,883
                                                   ==========    ==========    ==========


See Notes to Consolidated Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


Net Income

     Consolidated net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1, incorporated herein by reference) and its ongoing effects. Effective January 1, 1993, AP&L, MP&L, and NOPSI began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric and gas revenues were previously recorded on a cycle-billing basis. This increase was partially offset by the effects of implementing SFAS 109 and SFAS 106 (see Notes 3 and 10, respectively, incorporated herein by reference), and the impact in March 1992 of an after-tax gain from the sale of AP&L's Missouri properties. Excluding these items, net income for 1993 would have been $475.9 million and net income for 1992 would have been $418.0 million. This $57.9 million increase is due to increased retail energy sales, improved gas revenues, and decreased interest expense, partially offset by decreased miscellaneous income and by the impact of an August 1993 rate settlement involving System Energy's return on equity (see Note 2, incorporated herein by reference).

     Consolidated net income decreased in 1992 due primarily to reduced retail energy sales resulting from mild summer and winter temperatures. This decrease was partially offset by lower nonfuel operation and maintenance expenses (excluding nuclear refueling outage expenses of $87.9 million in 1992 and $61.8 million in 1991) and lower interest expense. In addition, 1992 net income includes $19.6 million from the gain on the sale of AP&L's retail properties in Missouri.

     Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     See "Selected Financial Data - Five-Year Comparison," incorporated herein by reference, following the notes, for information on electric operating revenues by source and KWH sales.

     Electric operating revenues were higher in 1993 due primarily to increased residential and commercial energy sales resulting from a return to more normal weather as compared to milder weather in 1992, increased industrial sales primarily in the petrochemical, lumber, and plywood industries, and increased fuel adjustment revenues and collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income. These increases were partially offset by the impact of a System Energy rate settlement.

     Electric operating revenues were higher in 1992 due primarily to an increase in fuel adjustment revenues and collections of previously deferred Grand Gulf 1 costs, neither of which affects net income. The increase in fuel adjustment revenues was due to increased gas generation resulting from scheduled nuclear refueling outages. Partially offsetting these higher revenues were decreased retail sales resulting from mild temperatures.

     Gas operating revenues increased in 1993 due primarily to an increase in gas rates and increased fuel adjustment revenues resulting from higher average per unit cost for gas purchased for resale.

Expenses

     Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to an increase in generation requirements resulting from increased energy sales as discussed in "Revenues and Sales" above and higher per unit costs for gas used for generation. Purchased power increased in 1993 due primarily to increased power purchased from nonassociated utilities due to changes in generation requirements for AP&L, LP&L, MP&L, and NOPSI, resulting primarily from changes in fuel-related costs and increased energy sales. Fuel expense and purchased power increased in 1992 as a result of the nuclear refueling outages. In addition to the increased fossil generation discussed in "Revenues and Sales" above, additional power was purchased from outside utilities in 1992. Gas purchased for resale increased in 1993 due to a higher average per unit cost for gas purchased while it declined in 1992 due primarily to a lower average per unit cost.

     Rate deferrals decreased in 1993 and 1992 due to the fact that as of October 1992, Grand Gulf 1-related costs are no longer being deferred. The amortization of rate deferrals increased in 1993 due primarily to the collection of more Grand Gulf 1-related costs from customers in 1993 as compared to 1992.

     Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of the Omnibus Budget Reconciliation Act of 1993, and the implementation of SFAS 109, partially offset by the impact of the March 1992 sale of AP&L's Missouri properties.

Other

     Miscellaneous other income - net decreased in 1993 and increased in 1992 due primarily to the 1992 pretax gain of approximately $33.7 million from the sale of AP&L's retail properties in Missouri. Additionally, decreased interest income contributed to the 1993 decrease. Interest on long-term debt decreased in 1993 and 1992 due primarily to the continued refinancing of high-cost debt and debt reduction activities.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy Corporation-GSU Merger

     On December 31, 1993, Entergy completed the Merger and became one of the nation's largest electric utilities. With GSU as its fifth retail operating company, Entergy gains size, expanded market area, economies of scale, an additional nuclear unit (River Bend), and a more price-competitive fuel mix. Entergy estimates $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over the next decade. It is possible that common shareholders may experience some dilution in earnings in the short term as a result of the Merger. However, Entergy Corporation believes that the Merger will be beneficial to common shareholders over the longer term, both in terms of the strategic benefits and the economies and efficiencies expected to be produced. For further information, see Notes 2 and 11, incorporated herein by reference.

Competition

     Entergy welcomes competition in the electric energy business and believes that a more competitive environment should benefit our shareholders, customers, and employees. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges.

                        Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory environment is shifting from traditional rate-base regulation to incentive rate regulation. Incentive rate and performance-based plans encourage efficiencies and productivity while permitting utilities to share in the results. The MPSC has approved a formula rate plan for MP&L, and GSU is implementing shared-savings plans as part of the Merger.

     In February 1994, the MPSC conducted a general review of MP&L's current rates and in March 1994, the MPSC issued a final order adopting a formula rate plan for MP&L that will allow for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. The order also adopted previously agreed-upon stipulations of 1) a required return on equity of 11% and 2) certain accounting adjustments that result in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year operating revenues. The MPSC's order requires MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, to become effective for service rendered on or after March 25, 1994. See
Note 2, incorporated herein by reference, for further information.

     In connection with the Merger, AP&L and MP&L agreed with their respective regulators not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. NOPSI agreed with the Council to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993, and is operating under electric and gas base rate freezes through October 31, 1996. GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. See Note 2, incorporated herein by reference, for further information on Merger-related agreements.

     GSU's base rates will be reviewed by the LPSC during the first post-Merger earnings analysis, scheduled for mid-1994, for reasonableness of its return on equity. The PUCT will also review GSU's base rates in accordance with its Merger approval plan in mid-1994. Further, LP&L is scheduled for a review of its rates and rate structure by the LPSC upon expiration of LP&L's current rate freeze in March 1994. Under the same LPSC order, an approximate $46 million per year increase in LP&L's retail rates will also expire in March 1994. See Note 2, incorporated herein by reference, for additional information.

     Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive. In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of the rate issues discussed above, Entergy is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, Entergy remains committed to least cost planning. In December 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Integrated Resource Plan (Least Cost Plan) with their respective retail regulators, and GSU is currently working with the PUCT regarding integrated resource planning. Integrated resource or least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. The System operating companies plan to periodically file Least Cost Plans.

                        The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). We are competing in this market through our independent power subsidiary, Entergy Power Development Corporation. The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs. In addition, the Energy Act allows utilities to own and operate foreign generation, transmission, and distribution facilities. See "Nonregulated Investments" below for further information.

Litigation and Regulatory Proceedings

     See Note 2, incorporated herein by reference, for information on the possibility of material adverse effects on GSU's financial condition as a result of substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $187 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. See Note 2, incorporated herein by reference, for information with respect to possible write-offs and refunds by System Energy which may result from a decision issued by FERC.

     See Note 8, incorporated herein by reference, for information on pending litigation with Cajun concerning Cajun's ownership interest in River Bend and the possible material adverse effects on GSU's financial condition in the event that GSU is ultimately unsuccessful in this litigation.

Nonregulated Investments

     Entergy continues to seek new opportunities to expand its electric energy business, including expansion into related nonutility businesses. These opportunities include new domestic ventures such as our subsidiary, Entergy Systems and Service, Inc. (Entergy SASI), the region's only full-service provider of energy-efficient lighting and related services; established ventures in Argentina; and planned investments in South America and China. These nonregulated businesses reduced consolidated net income by approximately $24 million in 1993. Entergy Corporation expects to invest approximately $150 million per year in nonregulated business opportunities. Entergy may finance any such expansion with cash on hand. Further, shareholder and/or regulatory approvals may be required for such acquisitions to take place. For information on Entergy Corporation's investments in Argentina, see "Management's Financial Discussion and Analysis - Liquidity and Capital Resources," incorporated herein by reference.

ANO Matters

     Leaks in certain steam generator tubes at ANO 2 were discovered and repaired during outages in March and September 1992. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. The operations and power output of ANO 2 have not been adversely affected by these repairs and AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Entergy Operations is taking steps at ANO 2 to reduce the number and severity of future tube cracks. Entergy Operations met with the Nuclear Regulatory Commission (NRC) in August 1993 to discuss such steps along with recent inspection findings and intervals between future inspections. The NRC concurred with Entergy Operations' proposal to operate ANO 2 with no further steam generator inspections until the next refueling outage, which is scheduled for the spring of 1994.

                      ENTERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries: AP&L, GSU, LP&L, MP&L, NOPSI, System Energy, Entergy Operations, Entergy Power, Entergy Power Development Corporation, Entergy Richmond Power Corporation, Entergy Services, Inc., System Fuels, Entergy Enterprises, Entergy SASI, Entergy S.A., Entergy Argentina S.A., and Entergy Transener S.A. Because the acquisition of GSU was consummated on December 31, 1993, under the purchase method of accounting, GSU is included only in the December 31, 1993, consolidated balance sheet amounts. All references made to Entergy or System as of, and subsequent to, the Merger closing date include amounts and information pertaining to GSU as an Entergy company. All significant intercompany transactions have been eliminated. Entergy Corporation's utility subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

     The System operating companies accrue estimated revenues for energy delivered since the latest billings. However, prior to January 1, 1993, AP&L, GSU, MP&L, and NOPSI recognized electric and gas revenues when billed. To provide a better matching of revenues and expenses, effective January 1, 1993, AP&L, GSU, MP&L, and NOPSI adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 (excluding GSU), increased net income by $93.8 million, or $0.54 per share. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements. In accordance with an LPSC rate order, GSU recorded a deferred credit for $16.6 million for the January 1, 1993, amount of unbilled revenues.

     The System operating companies' rate schedules (except GSU's Texas rate schedules) include fuel adjustment clauses that allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. GSU's Texas retail rate schedules include a fixed fuel factor approved by the PUCT, which remains the same until changed as part of a general rate case or fuel reconciliation, or until the PUCT orders a reconciliation for any over or under collections of fuel cost.

Utility Plant

     Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant is subject to liens of the subsidiaries' mortgage bond indentures.

     AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. The System operating companies' effective composite rates for AFUDC were 10.6% for 1993 and 10.8% for 1992 and 1991.

     Utility plant includes the portions of Grand Gulf 1 and Waterford 3 that were sold and are currently under lease. For financial reporting purposes, these sale and leaseback transactions are reflected as financing transactions.

     Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.0% in 1993, 1992, and 1991.

Jointly-Owned Generating Stations

     Certain Entergy Corporation subsidiaries own undivided interests in several jointly-owned electric generating facilities and record the investments and expenses associated with these stations to the extent of their respective ownership percentages. As of December 31, 1993, the System's investment and accumulated depreciation in each of these generating stations were as follows:

                                                Total
                                               Megawatt                          Accumulated
   Generating Stations             Fuel Type  Capability  Ownership  Investment  Depreciation
   -------------------             ---------  ----------  ---------  ----------  ------------
                                                                         (In Thousands)
   Grand Gulf                        Nuclear    1,143      90.00%*   $3,449,068   $669,666
   River Bend         Unit 1         Nuclear      931      70.00%    $3,056,464   $545,740
   Independence       Units 1 and 2   Coal      1,680      56.50%    $  543,659   $156,645
   White Bluff        Units 1 and 2   Coal      1,660      57.00%    $  398,644   $140,731
   Roy S. Nelson      Unit 6          Coal        550      70.00%    $  389,915   $134,877
   Big Cajun 2        Unit 3          Coal        540      42.00%    $  219,911   $ 68,150

*    Includes System Energy's ownership and leasehold interests in Grand Gulf 1

Income Taxes

     Entergy Corporation and its subsidiaries file a consolidated federal income tax return (excluding GSU prior to 1994). Income taxes are allocated to the System companies in proportion to their contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in
Note 3, effective January 1, 1993, Entergy changed its accounting for income taxes to conform with SFAS 109.

Reacquired Debt

     The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

     Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SFAS 101

     SFAS 101 specifies how an enterprise that ceases to meet the criteria for application of SFAS No. 71, "Accounting for Certain Types of Regulation," to all or part of its operations should report that event in its financial statements. GSU discontinued regulatory accounting principles for the wholesale jurisdiction and steam department, and the Louisiana deregulated portion of River Bend, during 1989 and 1991, respectively.

Fair Value Disclosures

     The estimated fair value amounts of financial instruments have been determined by Entergy, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

     Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

River Bend

     In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudency, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudency of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. Further, the Texas Supreme Court's decision stated that all issues relating to the merits of the original order of the PUCT, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

     In October 1991, the district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled the Allowed Deferrals should not be included in rate base under a 1991 decision regarding El Paso Electric Company's similar deferred costs (El Paso Case). The court further stated that the PUCT erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied, and in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

     In August 1992, the court of appeals in the El Paso Case handed down its second opinion on rehearing modifying its previous opinion on deferred accounting. The court's second opinion concluded that the PUCT may lawfully defer operating and maintenance costs and subsequently include them in rate base, but that the Public Utility Regulatory Act prohibits such rate base treatment for deferred carrying costs. The court stated, however, its opinion would not preclude the recovery of deferred carrying costs. The August 1992 court of appeals opinion was appealed to the Texas Supreme Court where arguments were heard in September 1993. The matter is pending.

     In September 1993, the Texas Third District Court of Appeals (the Third District Court) remanded the October 1991 district court decision to the PUCT "to reexamine the record evidence to whatever extent necessary to render a final order supported by substantial evidence and not inconsistent with our opinion." The Third District Court specifically addressed the PUCT's treatment of certain costs, stating that the PUCT's order was not based on substantial evidence. The Third District Court also applied its most recent ruling in the El Paso Case to the deferred costs associated with River Bend. However, the Third District Court cautioned the PUCT to confine its deliberations to the evidence addressed in the original rate case. Certain parties to the case have indicated their position that, on remand, the PUCT may change its original order only with respect to matters specifically discussed by the Third District Court which, if allowed, would increase GSU's allowed River Bend investment, net of accumulated depreciation and related taxes, by approximately $48 million as of December 31, 1993. GSU believes that under the Third District Court's decision, the PUCT would be free to reconsider any aspect of its order concerning the abeyed $1.4 billion River Bend investment. GSU has filed a motion for rehearing asking the Third District Court to modify its order so as to permit the PUCT to take additional evidence on remand. The PUCT and other parties have also moved for rehearing on various grounds. The Third District Court has not yet ruled on any of these motions.

     As of December 31, 1993, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, and the River Bend plant costs held in abeyance and the related cost deferrals totaled (net of taxes) approximately $14 million, $300 million (both net of depreciation), and $171 million, respectively.
Allowed Deferrals were approximately $95 million, net of taxes and amortization, as of December 31, 1993. GSU estimates it has collected approximately $139 million of revenues as of December 31, 1993, as a result of the originally ordered rate treatment of these deferred costs. However, if the PUCT adopts the most recent decision in the El Paso Case, the possible refunds approximate $28 million as a result of the inclusion of deferred carrying costs in rate base for the period July 1988 through December 1990. However, if the PUCT reverses its decision to reduce GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988, the potential refund of amounts described above could be reduced by an amount ranging from $7 million to $19 million.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1993, of up to $314 million could be required based on the PUCT's ultimate ruling.

      In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

     There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of most, if not all, of these PUCT decisions are currently pending.

     The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

     Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is probable that the deferred costs will be allowed. However, assuming the August 1992 court of appeals' opinion in the El Paso Case is upheld and applied to GSU and the deferred River Bend costs currently held in abeyance are not allowed to be recovered in rates as allowable costs, a net of tax write-off of up to $171 million could be required. In addition, future revenues based upon the deferred costs previously allowed in rate base could also be lost and no assurance can be given as to whether or not refunds (up to $28 million as of December 31, 1993) of revenue received based upon such deferred costs previously recorded will be required.

     See Note 11 for the accounting treatment of preacquisition contingencies, including a River Bend write-down.

Merger-Related Rate Agreements

     In November 1993, Entergy Corporation, AP&L, MP&L, and NOPSI entered into separate settlement agreements whereby the APSC, MPSC, and Council agreed to withdraw from the SEC proceeding related to the Merger. In return, among other things, AP&L, MP&L, and NOPSI agreed that their retail ratepayers would be protected from (1) increases in the cost of capital resulting from risks associated with the Merger, (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger, (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit, and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. AP&L and MP&L agreed not to request any general retail rate increase that would take effect before November 1998, except, among other things, for increases associated with the Least Cost Plan, recovery of certain Grand Gulf 1-related costs, recovery of certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation), and in the case of AP&L, excess capacity costs and costs related to the adoption of SFAS 106 that were previously deferred. MP&L also agreed that retail base rates under its proposed formula rate plan would not be increased above November 1, 1993, levels for a period of five years beginning November 9, 1993, (described below). NOPSI was required to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993, and to expense its SFAS 106 costs. Further, NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. The Council also agreed not to seek to disallow the first $3.5 million of costs incurred through October 31, 1993, in connection with the Least Cost Plan.

     The LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year Rate Cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of regulatory filings, currently anticipated to be in June 1994, and February 1996, 1998, and 2001, to ensure that ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993, order approving the Merger requesting that FERC restore the 40% cap provision in the fuel cost protection mechanism. The matter is pending.

     FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of AP&L, LP&L, MP&L, and NOPSI will not be allocated higher costs, including, among other things, (1) a tracking mechanism to protect AP&L, LP&L, MP&L, and NOPSI from certain unexpected increases in fuel costs, (2) the distribution of profits from power sales contracts entered into prior to the Merger, (3) a methodology to estimate the cost of capital in future FERC proceedings, and (4) a stipulation that AP&L, LP&L, MP&L, and NOPSI will be insulated from certain direct effects on capacity equalization payments should GSU, due to a finding of imprudent GSU management prior to the Merger, be required to purchase Cajun's 30% share in River Bend (see Note 8).

Incentive Rate Plan

     In July 1993, the MPSC ordered MP&L to file a formulary incentive rate plan designed to allow for periodic small adjustments in rates based upon a comparison of earned to benchmark returns and upon performance factors incorporated in the plan. In November 1993, MP&L filed a formula rate plan (Proposed Plan) with the MPSC to become effective on March 1, 1994, with any initial adjustment to base rates in June 1994. Under the Proposed Plan, a formula would be established under which MP&L's earned rate of return would be calculated automatically every 12 months and compared to a benchmark rate of return, which would be calculated under a separate formula within the Proposed Plan. If MP&L's earned rate of return falls within a bandwidth around the benchmark rate of return, there would be no adjustment in rates. If MP&L's earnings are above the bandwidth, the Proposed Plan would automatically reduce MP&L's base rates. Alternatively, if MP&L's earnings are below the bandwidth, the Proposed Plan would automatically increase MP&L's base rates (subject to the five-year cap described above under "Merger-Related Rate Agreements"). The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed the lesser of 2% of MP&L's aggregate retail revenues, or $14.5 million. Under the Proposed Plan, the benchmark rate of return, and consequently the bandwidth, would be adjusted slightly upward or downward based upon MP&L's performance on three performance factors: customer reliability, customer satisfaction, and customer price.

     Subsequently, the MPSC conducted a general review of MP&L's current rates and later issued a final order adopting the Proposed Plan and previously agreed-upon stipulations of 1) a required return on equity of 11% and 2) certain accounting adjustments that result in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues. The MPSC's order requires MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, to become effective for service rendered on or after March 25, 1994.

LPSC Investigation

     In response to a preliminary report of the LPSC indicating that the rates of return on equity of several electric utilities subject to the LPSC's jurisdiction may be too high, GSU provided the LPSC with information GSU believes supports the current rate level. In September 1993, the LPSC deferred review of GSU's base rates until the first post-Merger earnings analysis is filed in accordance with the LPSC Merger approval (scheduled for mid-1994).

     Recognizing that LP&L is subject to a rate freeze until March 1994, the LPSC requested LP&L to explain its "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction. LP&L responded to this request, and in an August 1993 report to the LPSC, the LPSC's legal consultants acknowledged LP&L's rationale for its cost of debt in comparison to two other utilities subject to the LPSC's jurisdiction. Further, the legal consultants suggested that certain aspects of the LP&L cost of debt could be taken up in any rate proceeding after the expiration of LP&L's rate freeze in March 1994. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's current rate freeze.

FERC Audit

     In December 1990, FERC Division of Audits issued a report for System Energy for the years 1986 through 1988. The report recommended that System Energy (1) write off, and not recover in rates, approximately $95 million of Grand Gulf 1 costs included in utility plant related to certain System income tax allocation procedures alleged to be inconsistent with FERC's accounting requirements, and
(2) compute refunds for the years 1987 to date to correct for resulting overcollections from AP&L, LP&L, MP&L, and NOPSI.

     In August 1992, FERC issued an opinion and order (August 4 Order) which found that System Energy overstated its Grand Gulf 1 utility plant account by approximately $95 million as indicated in FERC's report. The order required System Energy to make adjusting accounting entries and refunds, with interest, to AP&L, LP&L, MP&L, and NOPSI within 90 days from the date of the order.
System Energy filed a request for rehearing, and in October 1992, FERC issued an order allowing additional time for its consideration of the request. In addition, it deferred System Energy's refund obligation until 30 days after FERC issues an order on rehearing.

     Assuming AP&L, LP&L, MP&L, and NOPSI are required to refund or credit to their customers all of the System Energy refund (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs), implementation of the August 4 Order would result in a reduction in Entergy's consolidated net income of approximately $146.4 million as of December 31, 1993. However, this reduction could be partially offset by: (1) the write-off by AP&L, LP&L, MP&L, and NOPSI of unamortized balances of corresponding deferred credits (approximately $66.7 million as of December 31, 1993), and (2) any recovery from ratepayers of deferred credits that have been previously amortized and passed on to ratepayers (approximately $24.4 million as of December 31, 1993). The amount of such recovery would depend on the associated retail rate treatment. System Energy believes that its consolidated income tax accounting procedures and related rate treatment are in compliance with SEC and FERC requirements and is vigorously contesting this issue. The ultimate resolution of this matter cannot be predicted.

     If the August 4 Order is implemented, System Energy needs the consent of certain banks to temporarily waive the fixed charge coverage and equity ratio covenants in the letters of credit and reimbursement agreement related to the Grand Gulf 1 sale and leaseback transaction (see Notes 6 and 9). System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of the write-off or the first refund, if the August 4 Order is implemented prior to December 31, 1994. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

Texas Cities Rate Settlement

     In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provides for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million to be effective September 1994. Further, the settlement provided for GSU to reduce rates with a $20 million one-time bill credit in December 1993, and to refund approximately $3 million to Texas retail customers on bills rendered in December 1993. The cities' rate inquiries had been settled earlier on the same terms.

     In November 1993, in association with the settlement of the above-described rates inquiries, GSU entered into a settlement covering issues related to a March 1991 non-unanimous settlement in another proceeding. Under this settlement, a $30 million rate increase approved by the PUCT in March 1991 became final, and the PUCT's treatment of GSU's federal tax expense was settled, eliminating the possibility of refunds associated with amounts collected resulting from the disputed tax calculation.

     In December 1993, a large industrial customer of GSU announced its intention to oppose the settlement of the PUCT rate inquiry. The customer's opposition does not affect the cities' rate settlement. The customer's opposition requires the PUCT to conduct a hearing concerning GSU's rates charged in areas outside the corporate limits of the cities in its Texas service territory to determine whether the settlement's rates are just and reasonable.
A hearing has been set for July 8, 1994. GSU believes that the PUCT will ultimately approve the settlement, but no assurance can be provided in this regard.

Rate Deferrals

     The System operating companies have various rate moderation or phase-in plans that reduced the immediate effect of Grand Gulf 1, River Bend, and Waterford 3 costs on ratepayers. Under these plans, certain costs are either retained permanently (and not recovered from ratepayers), deferred in early years and collected in later years, or recovered currently from customers. These plans vary in the proportions of costs each company retains, defers, or recovers and in the length of the deferral/recovery periods. Only those costs retained permanently and not recovered through rates or through sales to third parties result in a reduction of net income. The carrying charges associated with unamortized deferrals are either deferred or recovered currently from customers.

     The 1991 NOPSI Settlement provided for a finalized phase-in plan for the increased recovery of NOPSI's Grand Gulf 1-related costs over a 10-year period and for a five-year base rate freeze (subject to certain exceptions) with respect to non-Grand Gulf 1 electric rates. In 1991, NOPSI recorded on its balance sheet a $90 million deferred asset of previously incurred but unrecovered Grand Gulf 1-related costs, with a corresponding pretax gain on the income statement. This gain increased 1991 consolidated net income by $48.6 million after taxes.

     GSU deferred approximately $369 million of River Bend operating costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal. As of December 31, 1993, the unamortized balance of these costs was $330.3 million. Further, GSU deferred approximately $400 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $160.4 million are unamortized as of December 31, 1993, are being amortized over a 10-year period.

     Previous rate orders of the LPSC have been appealed, and pending resolution of various appellate proceedings, GSU has made no write-off for the disallowance of $30.6 million of deferred revenue requirement, related to GSU's Louisiana phase-in plan, recorded for the period December 1987 through February 1988.

     AP&L's permanently retained share of Grand Gulf 1 costs (stated as a percentage of System Energy's 90% owned and leased share of Grand Gulf 1) ranges from 5.67% in 1989 to 7.92% in 1994 and all succeeding years of the unit's commercial operation. In the event AP&L is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than AP&L's cost of such energy. LP&L permanently absorbs 18% of its 14% (approximately 2.52%) FERC-allocated share of Grand Gulf 1-related costs. LP&L is able to recover through the fuel adjustment clause 4.6 cents per KWH (currently 2.55 cents per KWH through May 1994) for the energy related to its retained portion of these costs. Alternatively, LP&L may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to LPSC approval. For the year ended December 31, 1993, System Energy's billings for Grand Gulf 1-related costs totaled approximately $650 million. A deregulated asset plan representing an unregulated portion (approximately 22%) of River Bend (plant costs, generation, revenues, and expenses) was established pursuant to a January 1992 LPSC order. The plan allows GSU to sell such generation to Louisiana retail customers at 4.6 cents per KWH or off-system at higher prices with certain sharing provisions for such incremental revenue.

FERC Settlements

     In September 1991, FERC approved a settlement among AP&L, LP&L, MP&L, and NOPSI and various state and local regulatory authorities which (1) required credits from System Energy to AP&L, LP&L, MP&L, and NOPSI of approximately
$48 million, (2) increased System Energy's decommissioning collections, and (3) reduced the allowed rate of return on common equity under the System Agreement and for System Energy from 14% to 13%. As a result of the settlement, 1991 consolidated net income was reduced by approximately $30 million. Pursuant to a subsequent settlement in another proceeding, the allowed rate of return was further reduced to 11% effective November 3, 1992. Refunds from this settlement reduced 1993 consolidated revenues and net income by approximately $27.2 million and $16.8 million, respectively.


NOTE 3.   INCOME TAXES

     Effective January 1, 1993, the System adopted SFAS 109 (excluding GSU which recorded the adoption effective January 1, 1990). This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income and earnings per share were decreased by $13.2 million and $0.08 per share, respectively, and assets and liabilities were increased by $822.7 million and $835.9 million, respectively.

     Income tax expense consisted of the following:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                 1993         1992        1991
                                                --------    --------    --------
                                                         (In Thousands)
     Current:
       Federal                                  $236,513    $ 99,898    $ 64,111
       State                                      30,618      23,596      13,158
                                                --------    --------    --------
         Total                                   267,131     123,494      77,269
                                                --------    --------    --------
     Deferred - net:
       Reclassification due to net operating     (17,131)     35,969     (22,516)
        loss carryforward
       Rate deferrals - net                      (88,651)    (54,079)     (3,248)
       Gas contract settlement                     9,513      15,180      15,342
       Liberalized depreciation                  116,513     107,976     116,266
       Unbilled revenue                           56,315     (18,902)      6,633
       Alternative minimum tax                   (10,270)      6,577      16,019
       Bond reacquisition cost                    17,958      11,496      (1,256)
       Nuclear refueling and maintenance          (7,929)      9,740         484
       Decontamination and decommissioning        27,303           -           -
        fund
       Other                                      15,035      (1,595)     (6,465)
                                                --------    --------    --------
        Total                                    118,656     112,362     121,259
                                                --------    --------    --------
     Investment tax credit adjustments - net     (43,796)     20,607      78,623
                                                --------    --------    --------
        Recorded income tax expense             $341,991    $256,463    $277,151
                                                ========    ========    ========

     Charged to operations                      $251,163    $210,081    $243,760
     Charged to other income                      33,640      46,382      33,391
     Charged to cumulative effect                 57,188           -           -
                                                --------    --------    --------
        Recorded income tax expense              341,991     256,463     277,151
     Income taxes applied against the debt             -         696         886
     component of AFUDC
                                                --------    --------    --------
        Total income taxes                      $341,991    $257,159    $278,037
                                                ========    ========    ========

     Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:

                                                                For the Years Ended December 31
                                                   ------------------------------------------------------
                                                         1993                1992               1991
                                                   ---------------   ------------------   ---------------
                                                              % of                 % of              % of
                                                            Pretax               Pretax            Pretax
                                                   Amount   Income    Amount     Income    Amount  Income
                                                  --------  ------   --------   -------   -------- -------
                                                                    (Dollars in Thousands)
Computed at statutory rate                        $332,555    35.0   $257,461    34.0     $279,395    34.0
Increases (reductions) in tax resulting from:
 Amortization of excess deferred income taxes       (7,063)   (0.7)    (6,537)   (0.9)      (7,318)   (0.9)
 State income taxes net of federal income
   tax effect                                       30,160     3.2     26,057     3.5       23,741     2.9
 Amortization of investment tax credits            (25,911)   (2.7)   (26,885)   (3.6)     (22,470)   (2.7)
 Depreciation                                        5,925     0.6      4,527     0.6        5,693     0.7
 SFAS 109 adjustment                                 9,547     1.0          -      -             -      -
 Other - net                                        (3,222)   (0.4)     1,840     0.3       (1,890)   (0.2)
                                                  --------   -----   --------   -----     --------   -----
  Recorded income tax expense                      341,991    36.0    256,463    33.9      277,151    33.8
Income taxes applied against debt component
 of AFUDC                                                -      -         696     0.1          886     0.1
                                                  --------   -----   --------   -----     --------   -----
     Total income taxes                           $341,991    36.0   $257,159    34.0     $278,037    33.9
                                                  ========   =====   ========   =====     ========   =====

     Significant components of net deferred tax liabilities as of December 31, 1993, were (in thousands):

    Deferred tax liabilities:
    Net regulatory assets                                $(1,676,161)
    Plant related basis differences                       (2,945,933)
    Rate deferrals                                          (767,124)
    Other                                                   (167,478)
                                                         -----------
      Total                                              $(5,556,696)
                                                         ===========
    Deferred tax assets:
    Sale and leaseback                                   $   241,391
    Accumulated deferred investment tax credit               330,852
    Alternative minimum tax credit                           138,063
    Removal cost                                              92,618
    Standard coal plant                                       30,165
    NOL carryforwards                                        307,737
    Pension related items                                     24,879
    Unbilled revenues                                         23,587
    Investment tax credit carryforwards                      314,862
    Other                                                    149,568
                                                         -----------
      Total                                              $ 1,653,722
                                                         ===========
      Net deferred tax liabilities                       $(3,902,974)
                                                         ===========

     As of December 31, 1993, Entergy had federal net operating loss (NOL) carryforwards of $790.3 million and state NOL carryforwards of $561.4 million related to GSU operations. Investment tax credit (ITC) and other credit carryforwards as of December 31, 1993, amounted to $357.4 million. The ITC carryforwards include the 35% reduction required by the Tax Reform Act of 1986 and may be applied against federal income tax liabilities and, if not utilized, will expire in 1995 through 2005. It is currently anticipated that approximately $15.2 million will expire unutilized. A valuation allowance has been provided for that amount.

     Entergy's consolidated tax allocation reflects ITC carryforwards as of December 31, 1993. The allocation does not reflect any NOL carryforwards for the System. However, due to the current method of allocating taxes between subsidiaries, some companies have the tax effect of NOL carryforwards recorded on their separate company books. The alternative minimum tax (AMT) credit carryforwards as of December 31, 1993, were $138.1 million. This AMT credit can be carried forward indefinitely and will reduce the System's federal income tax liability in the future.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

     The SEC has authorized AP&L, LP&L, MP&L, NOPSI, and System Energy to effect short-term borrowings up to an aggregate of $518 million, subject to increase to as much as $865 million (subject to individual authorizations for each company) after further SEC approval. These authorizations are effective through November 30, 1994. Short-term borrowings by MP&L and NOPSI are also limited by the terms of their respective G&R Bond indentures to amounts not exceeding the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds.

     As of December 31, 1993, AP&L, GSU, LP&L, and MP&L had unused lines of credit for short-term borrowings of $197.6 million from banks within their service territories. Included in this amount for GSU was a $100 million bank credit agreement which expired on March 2, 1994. In addition, AP&L, LP&L, MP&L, NOPSI, System Energy, Entergy Operations, Entergy Services, Inc., and System Fuels can borrow from each other and from Entergy Corporation through the System money pool, an intra-System borrowing arrangement designed to reduce the System's dependence on external short-term borrowings (Money Pool). A filing was made with the SEC on January 4, 1994, requesting authorization for GSU to participate in the Money Pool and enter into new bank lines of credit and commercial paper arrangements. The filing requested a borrowing authorization of $125 million, subject to increase to a maximum amount of $455 million after further SEC approval.

     Entergy Corporation has a short-term line of credit, expiring September 17, 1994, for $43 million (all of which was outstanding as of December 31, 1993). Entergy Corporation has requested SEC approval for a $300 million three-year bank line of credit. System Fuels has financing agreements totaling $65 million (none of which was outstanding as of December 31, 1993). These are restricted as to use, and are secured by fuel inventories and certain accounts receivable from the sales of these inventories.


NOTE 5.   PREFERRED, PREFERENCE, AND COMMON STOCK

     The number of shares and dollar value of the System operating companies' (excluding GSU in 1992) preferred and preference stock was:

                                               As of December 31,
                                 --------------------------------------------
                                        Shares                                   Call Price Per
                                    Authorized and                Total            Share as of
                                      Outstanding             Dollar Value         December 31,
                                   1993         1992         1993       1992          1993
                                 ---------    --------     --------   --------   ---------------
                                                         (Dollars in Thousands)
Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.16% - 5.56% Series          1,201,715    1,070,106    $120,172   $107,011   $102.50 to $108.00
   6.08% - 8.56% Series          2,262,829    1,380,000     226,283    138,000   $101.80 to $103.78
   9.16% - 11.48% Series           425,000       75,000      42,500      7,500   $104.06 to $104.64
  Cumulative, $25 par value
   8.00% - 9.68% Series          3,880,000    3,880,000      97,000     97,000         $26.56
  Cumulative, $0.01 par value
   $2.40 Series (1)(2)           2,000,000    2,000,000      50,000     50,000           -
   $1.96 Series (1)(2)             600,000      600,000      15,000     15,000           -
                                ----------   ----------    --------   --------
     Total without sinking fund 10,369,544    9,005,106    $550,955   $414,511
                                ==========   ==========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   7.00% - 9.76% Series          2,126,539    1,835,000    $212,654   $183,500   $100.00 to $106.75
   10.60% - 12.92% Series           67,700      137,700       6,770     13,770   $104.09 to $106.00
   15.44% - 16.16% Series           49,495       79,495       4,950      7,950         $107.72
  Adjustable, 7.10% - 7.15%
   as of December 31, 1993         553,500            -      55,350          -   $100.00 to $103.00
  Cumulative, $25 par value
   9.92% - 12.64% Series         2,311,666    2,931,666      57,791     73,291    $26.34 to $27.37
   13.12% - 15.20% Series          461,537    1,021,537      11,538     25,538    $26.64 to $28.22
                                ----------   ----------    --------   --------
     Total with sinking fund     5,570,437    6,005,398    $349,053   $304,049
                                ==========   ==========    ========   ========
Preference Stock
 Cumulative, without par value
  7% Series (1)(2)               6,000,000            -    $150,000   $      -            -
                                ==========   ==========    ========   ========

(1) The total dollar value represents the involuntary liquidation value of $25 per share.
(2)  These series are not redeemable as of December 31, 1993.

     The fair value of the System operating companies' (excluding GSU in 1992) preferred and preference stock with sinking fund was estimated to be approximately $526.2 million and $333.6 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     As of December 31, 1993, the System operating companies had 8,292,023, 13,798,915, and 12,400,000 shares of cumulative, $100, $25, and $0.01 par value preferred stock, respectively, and 14,000,000 shares of preference stock without par value, that were authorized but unissued. On February 4, 1994, MP&L amended its charter to authorize 1,500,000 additional shares of $100 par value preferred stock.

     Changes in the preferred stock of AP&L, LP&L, MP&L, and NOPSI, with and without sinking fund, during the last three years were:

                                              Number of Shares
                                    --------------------------------------
                                        1993        1992          1991
                                    -----------  ----------   ------------
    Preferred Stock Issuances:
         $100 par value                      -      700,000       350,000
         $25 par value                       -    1,480,000     2,000,000
         $0.01 par value                     -      600,000     2,000,000
    Preferred Stock Retirements:
         $100 par value               (265,000)    (589,940)     (530,060)
         $25 par value              (1,180,000)  (1,895,160)   (1,300,000)

     Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1993, are (in millions): 1994 - $37.6, 1995 - $36.1, 1996 - $28.1, 1997 - $25.9, and 1998 - $15.6.

     On December 31, 1993, Entergy Corporation issued 56,667,726 shares of common stock in connection with the Merger. In addition, Entergy Corporation redeemed 174,552,011 shares of $5.00 par value common stock and reissued 174,552,011 shares of $0.01 par value common stock resulting in an increase in paid-in capital of $871 million.

     Entergy Corporation has SEC authorization to repurchase, through December 31, 1994, up to 27.1 million shares of its outstanding common stock, either on the open market or through negotiated purchases or tender offers. Stock repurchases are made from time to time depending upon market conditions and authorization of the Entergy Corporation board. Under this program, Entergy Corporation repurchased and retired (returned to authorized but unissued status) 3,671,900 shares and 6,447,900 shares, at a cost of $161.6 million and $105.7 million during 1992 and 1991, respectively. In addition, 1,943 shares of treasury stock were purchased during 1992 at a cost of $54,263. During 1993, 627,000 shares of treasury stock were purchased at a cost of $20.6 million. A portion of these treasury shares were subsequently reissued and in connection with the Merger on December 31, 1993, all of the existing balance of 579,274 shares of treasury shares was canceled.

     Entergy Corporation has SEC authorization to acquire, through December 31, 1994, up to 3,000,000 shares of its common stock to be held as treasury shares, and to be reissued to meet the requirements of the Stock Plan for Outside Directors (Directors Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Plan), and certain other stock benefit plans. The Directors Plan awards nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock.
Shares awarded under the Directors Plan were 12,550, 14,904, and 7,000 during 1993, 1992, and 1991, respectively. The Equity Plan grants stock options, restricted shares, and equity awards to key employees of the System companies. The costs of awards are charged to income over the period of the grant or restricted period, as appropriate. Amounts charged to compensation expense in 1993 were immaterial. Stock options, which comprise 50% of the shares targeted for distribution under the Equity Plan, are granted at exercise prices not less than market value on the date of grant. The options are generally exercisable no less than six months or more than 10 years after the date of grant. Nonstatutory stock options transactions are summarized as follows:

                                               Option Price   Number of Options
                                               ------------   -----------------

     Options granted during 1992                  29.625           50,000
     Options exercised during 1992                29.625           (5,000)
     Options granted during 1993                  34.75            62,500
                                                  39.75*            6,107
     Options exercised during 1993                29.625           (8,198)
                                                                  -------
     Options remaining as of December 31, 1993                    105,409
                                                                  =======

*    Options are not currently exercisable at December 31, 1993.

     During 1993, Entergy Corporation received SEC approval for the Employee Stock Investment Plan (ESIP) which will become effective in March 1994. Entergy Corporation received SEC authorization to issue new shares or acquire, through March 31, 1997, up to 2,000,000 shares of its common stock to be held as treasury shares, and to be reissued to meet the requirements of the ESIP. Under the ESIP, employees may be granted the opportunity to purchase (up to 10% of regular pay) common stock at 85% of the market value on the first or last business day of the plan year, whichever is lower. The 1994 plan year will run from April 1, 1994, to March 31, 1995.


NOTE 6.   LONG -TERM DEBT

     The long-term debt of Entergy Corporation's subsidiaries (excluding GSU in 1992) as of December 31, 1993 and 1992, was:

  Maturities        Interest Rates
  From     To       From     To                                1993          1992
  ----    ----      -----    ----                            ----------   ----------
                                                                  (In Thousands)
 First Mortgage Bonds
  1993    1998      4-5/8%   14%*                            $1,354,810   $  990,410
  1999    2003      6%       11%                              1,143,520      861,220
  2004    2008      6.65%    10%                                635,000      282,767
  2014    2018      9-5/8%   11-3/8%                             90,319      160,319
  2019    2024      7%       10-3/8%                          1,083,818      588,550

 G&R Bonds
  1993    1998      5.95%    14.95%**                           284,200      383,600
  1999    2023      6-5/8%   8.65%                              350,000            -

 Governmental Obligations ***
  1992    2008      6.125%   10%                                139,009      115,383
  2009    2023      5.95%    12.5%                            1,481,678      963,382

 Debentures - Due 1998, 9.72%                                   200,000            -
 Long-Term DOE Obligation (Note 8)                              101,029       97,959
 Waterford 3 Lease Obligation, 8.76% (Note 9)                   353,600      353,600
 Grand Gulf Lease Obligation, 7.02% (Note 9)                    500,000      500,000
 Other Long-Term Debt                                             6,879       21,737
 Unamortized Premium and Discount - Net                         (45,890)     (35,778)
                                                             ----------   ----------
   Total Long-Term Debt                                       7,677,972    5,283,149
   Less Amount Due Within One Year                              322,010      133,805
                                                             ----------   ----------
   Long-Term Debt Excluding Amount Due Within One Year       $7,355,962   $5,149,344
                                                             ==========   ==========

* The 14% series of $200 million is due 11/15/94. All other series are at interest rates within the range of 4-5/8% - 11.375%.
** The 14.95% series of $20 million is due 2/1/95. All other series are at interest rates within the range of 5.95% - 11.2%.
*** Consists of pollution control bonds and municipal revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

     The fair value of Entergy Corporation's long-term debt (excluding GSU in 1992), excluding lease obligations and long-term DOE obligations, as of December 31, 1993 and 1992, was estimated to be $7,207.3 million and $4,662.3 million, respectively. The fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

     For the years 1994, 1995, 1996, 1997, and 1998, Entergy Corporation's subsidiaries have long-term debt maturities (excluding lease obligations) and cash sinking fund requirements in the aggregate of (in millions) $321.4, $378.4, $558.4, $361.9, and $315.9, respectively. In addition, other sinking fund requirements will be satisfied by cash or by certification of property additions at the rate of 167% of such requirements. The amounts associated with this provision total approximately $11.2 million for each of the years 1994 through 1998.


NOTE 7.   DIVIDEND RESTRICTIONS

     Various agreements relating to the long-term debt and preferred stock of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common stock. In addition to these restrictions, the Public Utility Holding Company Act of 1935 prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. As of December 31, 1993, Entergy Corporation's subsidiaries had restricted common equity of approximately $5,165.4 million, including $1,167.8 million of restricted retained earnings, which were unavailable for distribution to Entergy Corporation. In February 1994, Entergy Corporation received common stock dividend payments totaling $198.2 million, including $100 million from GSU. Prior to this, GSU had not paid a common stock dividend since June 1986.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Cajun  - River Bend

     GSU has significant business relationships with Cajun, primarily co-ownership of River Bend and Big Cajun 2 Unit 3. GSU and Cajun own 70% and 30% of River Bend, respectively, while Big Cajun 2 Unit 3 is owned 42% and 58% by GSU and Cajun, respectively. GSU operates River Bend and Cajun operates Big Cajun 2 Unit 3.

     In June 1989, Cajun filed a civil action against GSU in the U. S. District Court for the Middle District of Louisiana. Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement), related to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs.

     In March 1992, the district court appointed a mediator to engage in settlement discussions and to schedule settlement conferences between the parties. Discussions with the mediator began in July 1992, however, GSU cannot predict what effect, if any, such discussions will have on the timing or outcome of the case. A trial without a jury is set for April 12, 1994, on the portion of the suit by Cajun to rescind the Operating Agreement. Two member cooperatives of Cajun have brought an independent action to declare the River Bend Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code.

     See Note 11 for the accounting treatment of preacquisition contingencies, including a charge resulting from an adverse resolution in the Cajun - River Bend litigation.

     In July 1992, Cajun notified GSU that it would fund a limited amount of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its share of the costs associated with certain additional repairs and improvements at River Bend completed during the refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract. Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit and is reviewing its available legal remedies.

     In September 1992, GSU received a letter from Cajun alleging that the operating and maintenance costs for River Bend are "far in excess of industry averages" and that "it would be imprudent for Cajun to fund these excessive costs." Cajun further stated that until it is satisfied it would fund a maximum of $700,000 per week under protest for the remainder of 1992. In a December 1992 letter, Cajun stated that it would also withhold costs associated with certain additional repairs, of which the majority will be incurred during the next refueling outage, currently scheduled for April 1994. GSU believes that Cajun's allegations are without merit and is considering its legal and other remedies available with respect to the underpayments by Cajun. The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on the fourth refueling outage, and the weekly funding limitation by Cajun was $33.3 million as of December 31, 1993, compared with a $28.4 million unfunded balance as of December 31, 1992. These amounts are reflected in long-term receivables.

     During 1994, and for the next several years, it is expected that Cajun's share of River Bend-related costs will be in the range of $60 million to $70 million per year. Cajun's weak financial condition could have a material adverse effect on GSU, including a possible NRC action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities. If GSU were required to fund Cajun's share of costs, there can be no assurance that such payments could be recovered. Cajun's weak financial condition could also affect the ultimate collectibility of amounts owed to GSU.

Cajun - Transmission Service

     GSU and Cajun are parties to FERC proceedings related to transmission service charge disputes. In April 1992, FERC issued a final order and in May 1992 GSU and Cajun filed motions for rehearings which are pending consideration by FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In January 1994, FERC denied GSU's request to collect a surcharge while FERC considers the court's remand.

     GSU interprets the FERC order and the court of appeals' decision to mean that Cajun would owe GSU approximately $85 million as of December 31, 1993. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $118 million as of December 31, 1993. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $76 million as of December 31, 1993. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $140.8 million as of December 31, 1993. This amount is reflected in long-term receivables and in other deferred credits, with no effect on net income.

Capital Requirements and Financing

     Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996 are estimated to total $586 million, $560 million, and $550 million, respectively. The System will also require $1,362 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. The System plans to meet the above requirements primarily with internally generated funds and cash on hand, supplemented by the issuance of debt and preferred stock. Certain System companies may also continue with the acquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See Note 12 for information on additional capital requirements related to a February 1994 ice storm.

Capital Funds and Availability Agreements

     Entergy Corporation has agreed to arrange for or supply to System Energy sufficient amounts of capital to (1) maintain System Energy's equity capital at not less than 35% of System Energy's total capitalization (excluding short-term debt), and (2) continue commercial operation of Grand Gulf 1 and enable System Energy to pay its borrowings. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

     System Energy has entered into various agreements with AP&L, LP&L, MP&L, and NOPSI, whereby AP&L, LP&L, MP&L, and NOPSI are obligated to purchase their respective entitlements of capacity and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from AP&L, LP&L, MP&L, and NOPSI under these agreements.

Long-Term Contracts

     The System has several long-term contracts to purchase natural gas and low-sulfur coal for use at its generating units. LP&L has a long-term agreement through the year 2031 to purchase energy generated by a hydroelectric facility. If the maximum percentage (94%) of the energy is made available to LP&L, current production projections would require estimated payments of approximately
$47 million per year through 1996, $54 million in 1997, and a total of $3.5 billion for the years 1998 through 2031. LP&L recovers the cost of purchased energy through its fuel adjustment clause.

     In 1988, GSU entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby GSU's Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The Industrial Participants are supplying the fuel for the units, while GSU operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. GSU is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1993, 1992, and 1991, the purchases of electricity from the joint venture totaled $62.6 million, $37.8 million, and $61.3 million, respectively.

Nuclear Insurance

     The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.4 billion as of December 31, 1993. The System has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount the System would be required to pay for each nuclear incident would be $79.28 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. As a co-licensee of Grand Gulf 1 with System Energy, South Mississippi Electric Power Association (SMEPA) would share 10% of this obligation. With respect to River Bend, any assessments pertaining to this program are subject to the 70/30% ownership interest between GSU and Cajun. The System has five licensed reactors. In addition, the System participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately
$15.5 million for the System's five nuclear units, in the event losses exceed accumulated reserve funds.

     AP&L, GSU, LP&L, and System Energy are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1993, AP&L, GSU, LP&L, and System Energy each were insured against such losses up to $2.7 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, AP&L, GSU, LP&L, MP&L, and NOPSI are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these System companies could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1993, the maximum amounts of such possible assessments were: AP&L - $28.14 million; GSU - $15.9 million; LP&L - $24.34 million; MP&L - $0.63 million; NOPSI -
$0.34 million, and System Energy - $21.89 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation. Cajun shares approximately $4.02 million of GSU's obligation.

     The amount of property insurance carried by the System exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

     AP&L, GSU, LP&L, and System Energy provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected System companies entered into contracts with the Department of Energy (DOE), whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. AP&L, the only System company that generated electricity with nuclear fuel prior to that date, elected to pay the one-time fee, plus accrued interest, no earlier than 1998, and has recorded a liability as of December 31, 1993, of approximately $101.0 million. The fees payable to the DOE may be adjusted in the future to assure full recovery. The System considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been or will be made in applications to regulatory authorities.

     Due to delays of the DOE repository program for the acceptance of spent nuclear fuel, it is uncertain when shipments of spent fuel from the System's nuclear units will commence. In the meantime, the affected companies are responsible for spent fuel storage. Current on-site spent fuel storage capacity at ANO, River Bend, Waterford 3, and Grand Gulf 1 is estimated to be sufficient until 1995, 2003, 2000, and 2004, respectively. Thereafter, the affected companies will provide additional storage. The initial cost of providing the additional on-site spent fuel storage capability required at ANO, River Bend, Waterford 3, and Grand Gulf 1 is approximately $5 million to $10 million per unit. In addition, approximately $3 million to $5 million per unit will be required every two to three years subsequent to 1995 for ANO and every four to five years subsequent to 2003, 2000, and 2004 for River Bend, Waterford 3, and Grand Gulf 1, respectively, until the DOE's repository begins accepting such units' spent fuel.

     Decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1 were estimated to be approximately $606.8 million (based on a 1992 update to the original cost study), $141.0 million (based on a 1985 cost study), $203.0 million (based on a 1988 update to the original cost study), and $248.7 million (based on a 1989 cost study), respectively. AP&L and GSU are authorized to recover through rates amounts that, when added to estimated investment income, should be sufficient to meet the above estimated decommissioning costs for ANO and River Bend. However, GSU did a 1991 update to the cost study which indicated decommissioning costs for River Bend may be approximately $279.8 million. The results of the 1991 update have not yet been added into GSU's rates and used as a basis for funding. During the first quarter of 1994, AP&L expects to prepare and file with the APSC an interim update of the ANO cost study, which will likely reflect significant increases in costs of low-level radioactive waste disposal. The LPSC authorized LP&L to recover $4.0 million annually through 1993, based on the 1988 study update. LP&L will begin funding $4.8 million in 1994 in anticipation of a 1994 study update and a related LPSC review and determination of appropriate funding levels. System Energy is currently recovering in rates amounts sufficient to fund $198.0 million (in 1989 dollars) of its decommissioning costs, and an updated cost study is scheduled to be completed by mid-1994. AP&L, GSU, LP&L, and System Energy regularly review and update estimated decommissioning costs, and applications will be made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The amounts recovered in rates are deposited in external trust funds which have a market value of $193.1 million and $138.5 million (excluding GSU in 1992) as of December 31, 1993 and 1992, respectively. The accumulated decommissioning liability has been recorded in accumulated depreciation for AP&L, GSU, and LP&L, and in other deferred credits for System Energy, in the amounts of $119.2 million, $18.1 million, $22.1 million, and $24.8 million, respectively, as of December 31, 1993. Decommissioning expense amounting to $19.9 million was recorded in 1993. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment, and management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

     The Energy Act has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. AP&L's, GSU's, LP&L's, and System Energy's annual assessments, which will be adjusted annually for inflation, are approximately $3.3 million, $0.6 million, $1.2 million, and $1.3 million (in 1993 dollars), respectively, for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $87.4 million as of December 31, 1993, is recorded in other current liabilities and other noncurrent liabilities and is offset in the consolidated financial statements by a regulatory asset, recorded as a deferred debit.


NOTE 9.   LEASES

General

     As of December 31, 1993, the System had capital leases and noncancelable operating leases (excluding nuclear fuel leases and the sale and leaseback transactions discussed below) with minimum lease payments as follows:

                                                    Capital       Operating
     Year                                            Leases         Leases
     ----                                           --------      ---------
                                                         (In Thousands)

     1994                                           $ 33,780       $ 43,337
     1995                                             33,880         42,527
     1996                                             29,490         39,235
     1997                                             24,654         20,820
     1998                                             24,654         22,532
     Years thereafter                                160,903        180,651
                                                    --------       --------
     Minimum lease payments                          307,361       $349,102
     Less: Amount representing interest              121,708       ========
                                                    --------
     Present value of net minimum lease payments    $185,653
                                                    ========

     Rental expense for capital and operating leases (excluding nuclear fuel leases and the sale and leaseback transactions) amounted to approximately $62.7 million, $75.5 million, and $73.8 million in 1993, 1992, and 1991, respectively.

Nuclear Fuel Leases

     AP&L, GSU, LP&L, and System Energy have arrangements to lease nuclear fuel in an aggregate amount up to $455 million as of December 31, 1993. The lessors finance their acquisitions of nuclear fuel through credit agreements and the issuance of notes. If a lessor cannot arrange financing upon maturity of its borrowings, the lessee must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

     Lease payments are based on nuclear fuel use. Nuclear fuel lease expense for AP&L, LP&L, and System Energy of $145.8 million, $158.4 million, and $185.6 million (including interest of $20.5 million, $25.6 million, and $32.7 million) was charged to operations in 1993, 1992, and 1991, respectively.

Sale and Leaseback Transactions

     In 1988 and 1989, System Energy and LP&L, respectively, sold and leased back portions of their ownership interests in Grand Gulf 1 and Waterford 3, for 26- and 28-year lease terms, respectively. Both companies have options to terminate the leases, to repurchase the sold interests, or to renew the leases at the end of their terms.

     Under System Energy's sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable, for the benefit of equity investors, by System Energy under the leases. The letters of credit currently maintained are effective until January 1997. It is expected that the letters of credit will either be renewed, extended, or replaced prior to expiration. On January 11, 1994, System Energy refinanced the debt portion of the sale and leaseback arrangements. The new secured lease obligation bonds of $356 million, 7.43% series due 2011 and $79 million, 8.2% series due 2014 will be indirectly secured by liens on, and a security interest in, certain ownership interests and the respective leases relating to Grand Gulf 1.

     If LP&L does not exercise its option to repurchase the lease interests in Waterford 3 in September 1994, LP&L will be required to provide collateral to secure the equity portion of certain of its obligations under the lease. This collateral would be either a letter of credit or a new series of first mortgage bonds issued by LP&L.

     As of December 31, 1993, System Energy and LP&L had future minimum lease payments (reflecting implicit rates of 7.02% after the above refinancing and 8.76%, respectively) as follows:

                                     System
                                     Energy         LP&L
                                   ----------     --------
                                        (In Thousands)

     1994                          $   17,423*    $ 32,568
     1995                              42,464       32,569
     1996                              42,753       35,165
     1997                              42,753       39,805
     1998                              42,753       41,447
     Years thereafter                 845,573      726,744
                                   ----------     --------
     Total                         $1,033,719     $908,298
                                   ==========     ========

* An additional $24 million payment was made in January 1994 prior to the refinancing of the debt portion of the sale/leaseback arrangements.


NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plans

     The System companies have various postretirement benefit plans covering substantially all of their employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

     Total 1993, 1992, and 1991 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components:

<CAPTION
                                                           For the Years Ended December 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
                                                                    (In Thousands)
     Service cost - benefits earned during the period     $ 21,760     $ 18,784     $  16,393
     Interest cost on projected benefit obligation          53,371       50,225        44,367
     Actual return on plan assets                          (81,708)     (43,772)     (120,705)
     Net amortization and deferral                          27,261       (8,243)       70,760
     Other                                                       -            -         2,888
                                                          --------     --------     ---------
     Net pension cost                                     $ 20,684     $ 16,994     $  13,703
                                                          ========     ========     =========

     The funded status of Entergy's various pension plans as of December 31, 1993 and 1992 (excluding GSU in 1992), was:

                                                                              1993          1992
                                                                           ----------     --------
                                                                               (In Thousands)
     Actuarial present value of accumulated pension plan obligation:
          Vested                                                           $  821,292     $552,437
          Nonvested                                                            17,867        2,999
                                                                           ----------     --------
     Accumulated benefit obligation                                        $  839,159     $555,436
                                                                           ==========     ========
     Plan assets at fair value                                             $1,059,715     $647,120
     Projected benefit obligation                                           1,041,104      666,626
                                                                           ----------     --------
     Plan assets in excess of (less than) projected benefit obligation         18,611      (19,506)
     Unrecognized prior service cost                                           20,288       21,723
     Unrecognized transition asset                                            (61,561)     (68,914)
     Unrecognized net loss (gain)                                              32,634      (13,473)
                                                                           ----------     --------
     Accrued pension asset (liability)                                     $    9,972     $(80,170)
                                                                           ==========     ========

     The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 (only 1993 with respect to GSU's plan), were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991 (7.5% for GSU); weighted average rate of increase in future compensation levels, 5.6% (5.0% for GSU); and expected long-term rate of return on plan assets, 8.5% (8.5% for GSU). Transition assets of the System are being amortized over the greater of the remaining service period of active participants or 15 years.

Other Postretirement Benefits

     The System companies also provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for the System companies. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $13 million. Prior to 1992, the cost of providing these benefits for retirees was not separable from the cost of providing benefits for active employees. Based on the ratio of the number of retired employees to the total number of active and retired employees in 1991, the cost of providing these benefits, recorded on a cash basis, for retirees was approximately $11.8 million.

     Effective January 1, 1993, Entergy adopted SFAS 106. The new standard requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. The System operating companies continue to fund these benefits on a pay-as-you-go basis. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million and $128.0 million for Entergy and for GSU, respectively. Such obligations are being amortized over a 20-year period beginning in 1993.

     The System operating companies have sought approval, in their respective regulatory jurisdictions, to implement the appropriate accounting requirements related to SFAS 106 for ratemaking purposes. AP&L has received an order permitting deferral, as a regulatory asset, of these costs. MP&L is expensing its SFAS 106 costs, which will be reflected in rates pursuant to an order from the MPSC in connection with MP&L's formulary incentive rate plan (see Note 2). The LPSC ordered GSU and LP&L to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted. NOPSI is expensing its SFAS 106 costs. Pursuant to resolutions adopted in November 1993 by the Council related to the Merger, NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. Pursuant to a ruling by the PUCT applicable to all Texas utilities, including GSU, amounts recorded in compliance with SFAS 106 and included in a rate filing test period, will be recoverable in rates (at the time of the next general rate case), and postretirement benefits amounts allowed in rates must then be funded by the utility. The System's net income in 1993 (excluding GSU) was decreased by approximately $9 million as a result of adopting SFAS 106.

     Total 1993 postretirement benefit cost of Entergy Corporation and its subsidiaries (excluding GSU), including amounts capitalized and deferred, included the following components (in thousands):

     Service cost - benefits earned during the period     $ 7,751
     Interest cost on APBO                                 19,394
     Return on plan assets                                    (71)
     Amortization of transition obligation                 12,071
                                                          -------
     Net periodic postretirement benefit cost             $39,145
                                                          =======

     The funded status of Entergy's postretirement plans as of December 31, 1993, was (in thousands):

     Accumulated postretirement benefit obligation:
       Retirees                                          $ 221,562
      Other fully eligible participants                     68,283
      Other active participants                             95,854
                                                         ---------
                                                           385,699
     Plan assets at fair value                                 354
                                                         ---------
     Plan assets less than APBO                           (385,345)
     Unrecognized transition obligation                    229,346
     Unrecognized net loss                                  28,529
                                                         ---------
     Accrued postretirement benefit liability            $(127,470)
                                                         =========

     The assumed health care cost trend rate used in measuring the APBO of the System companies, excluding GSU, was 9.9% for 1994 (10% for GSU), gradually decreasing each successive year until it reaches 5.6% in 2020 (5% for GSU in 2002). A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO of the System companies, excluding GSU, as of December 31, 1993, by 8.9%, (13.6% for GSU) and the sum of the service cost and interest cost by approximately 11.4% (22.7% for GSU). The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.5% (7.5% for GSU) and 5.5% (5% for GSU), respectively.


NOTE 11.  ENTERGY CORPORATION-GSU MERGER

     On December 31, 1993, GSU became a wholly-owned subsidiary of Entergy Corporation and continues to operate as a public utility under the regulation of the PUCT and the LPSC. As consideration to GSU's shareholders, Entergy Corporation paid $250 million and issued 56,667,726 shares of its common stock at a price of $35.8417 per share. In addition, $33.5 million of transaction costs were capitalized in connection with the Merger. The Merger was accounted for under the purchase method of accounting. Various parties have requested rehearings and/or are appealing the approval orders or plans of the SEC, NRC, LPSC, and FERC.

     The Consolidated Balance Sheet of Entergy Corporation as of December 31, 1993, includes the accounts of GSU and, therefore, is not directly comparable to the Consolidated Balance Sheet presented as of December 31, 1992. Entergy Corporation recorded an acquisition adjustment in utility plant in the amount of $380 million representing the excess of the purchase price over the net assets acquired of GSU. The acquisition adjustment will be amortized on a straight-line basis over a 31-year period, which approximates the remaining average book life of the plant being acquired.

     The allocation of the purchase price has been based on preliminary estimates which may be revised at a later date. The possibility of an adverse result in the litigation relating to Cajun (see Note 8) and the possibility of a write-off relating to Texas River Bend ratemaking issues (see Note 2) represent preacquisition contingencies. There may be other contingencies associated with GSU which could also constitute preacquisition contingencies but which have not yet been specifically identified as such by Entergy Corporation. During the allocation period (which will not exceed one year after consummation of the transaction), Entergy Corporation will complete its analyses with respect to these contingencies. Upon completion, should Entergy Corporation no longer believe GSU has a reasonable possibility of attaining a favorable ruling in such preacquisition contingencies, any resulting write-offs and/or losses would cause the reduction of the affected noncurrent assets and an increase of an equal amount in the acquisition adjustment in Entergy Corporation's consolidated financial statements, in accordance with the purchase method of accounting for business combinations.

     In accordance with the purchase method of accounting, the 12-month results of operations for Entergy Corporation reported in its Statements of Consolidated Income, Cash Flows, and Retained Earnings do not reflect GSU's results of operations for any period as a result of the December 31, 1993, closing date of the Merger. The pro forma combined revenues, net income, earnings per common share before extraordinary items and cumulative effect of accounting changes, and earnings per common share of Entergy Corporation presented below give effect to the Merger as if it had occurred at January 1, 1992. This pro forma information is not necessarily indicative of the results of operation that would have occurred had the Merger been consummated for the period for which it is being given effect, nor is it necessarily indicative of future operating results.

                                           Year Ended December 31,
                                           -----------------------
                                              1993         1992
                                           ----------   ----------
                                   (In Thousands, Except Per Share Amounts)

     Revenues                              $6,286,999   $5,850,973
     Net income                            $  595,211   $  521,783
     Earnings per average common share
      before extraordinary items and
      cumulative effect of accounting      $     2.10   $     2.26
      changes
     Earnings per average common share     $     2.57   $     2.24


NOTE 12.  SUBSEQUENT EVENT (UNAUDITED)

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. A substantial portion of the related costs, which are estimated to be $110 million to $140 million, are expected to be capitalized. The MPSC acknowledged that there is precedent in Mississippi for recovery of certain costs associated with storms and natural disasters and the restoration of service resulting from such events. MP&L plans to immediately file for rate recovery of the costs related to the ice storm. Estimated construction expenditures (see Note 8) have not yet been updated to reflect the above amounts.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The business of the System is subject to seasonal fluctuations with the peak period occurring during the third quarter. Consolidated operating results for the four quarters of 1993 and 1992 were:

                               Operating     Operating     Net       Earnings
                                Revenues       Income     Income    per Share
                               -----------   ----------   --------  ---------
                                  (In Thousands, Except Per Share Amounts)
      1993:
        First Quarter (1)       $  926,412     $192,743   $151,154    $0.86
        Second Quarter          $1,070,102     $260,574   $130,860    $0.75
        Third Quarter           $1,410,951     $359,938   $233,430    $1.34
        Fourth Quarter          $1,077,872     $180,086   $ 36,486    $0.21
      1992:
        First Quarter (2)       $  916,467     $211,679   $ 95,277    $0.54
        Second Quarter          $  958,121     $220,141   $ 82,102    $0.46
        Third Quarter           $1,237,894     $340,361   $204,578    $1.16
        Fourth Quarter          $1,004,017     $186,405   $ 55,680    $0.32


(1) The first quarter of 1993 reflects a nonrecurring increase in net income of $93.8 million, net of taxes of $57.2 million, and a $0.54 increase in earnings per share, due to the recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1). Beginning with the second quarter, the remaining quarters are not generally comparable to prior year quarters because of the ongoing effects of the accounting change.

(2) The first quarter of 1992 reflects a nonrecurring increase in net income of $19.6 million, net of tax, and a $0.11 increase in earnings per share, due to the AP&L sale of retail properties in Missouri.


                      ENTERGY CORPORATION AND SUBSIDIARIES

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                       1993           1992           1991          1990         1989
                                   -----------    -----------    -----------   -----------   -----------
                                                  (In Thousands, Except Per Share Amounts)
Operating revenues                 $ 4,485,337    $ 4,116,499    $ 4,051,429   $ 3,982,062   $ 3,724,004
Income (loss) before cumulative
  effect of a change in
  accounting principle             $   458,089    $   437,637    $   482,032   $   478,318   $  (472,585)
Earnings (loss) per share before
  cumulative effect of a change
  in accounting principle          $      2.62    $      2.48    $      2.64   $      2.44   $     (2.31)
Dividends declared per share       $      1.65    $      1.45    $      1.25   $      1.05   $      0.90
Book value per share, year-end (2) $     28.27    $     24.35    $     23.46   $     22.18   $     20.62

Total assets (2)                   $22,876,697    $14,239,537    $14,383,102   $14,831,394   $14,715,241
Long-term obligations (1)(2)       $ 8,177,882    $ 5,630,505    $ 5,801,364   $ 6,395,951   $ 6,711,509

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, and noncurrent capital lease obligations.

(2) 1993 amounts include the effects of the Merger in accordance with the purchase method of accounting for combinations (see Note 11).

     See Notes 1, 3, and 10 for the effect of the accounting changes in 1993.

                                   1993         1992        1991         1990         1989
                                 ----------   ----------  ----------   ----------  ----------
                                                    (Dollars in Thousands)
Electric Operating Revenues:
  Residential                    $1,596,480   $1,440,360  $1,463,281   $1,449,768  $1,331,154
  Commercial                      1,072,583    1,007,420     996,619      988,409     930,345
  Industrial                      1,199,172    1,097,023   1,068,802    1,051,796   1,021,456
  Governmental                      136,649      127,753     128,762      124,597     121,912
                                 ----------   ----------  ----------   ----------  ----------
    Total retail                  4,004,884    3,672,556   3,657,464    3,614,570   3,404,867
  Sales for resale                  293,894      252,288     220,347      212,504     177,014
  Other                              95,568      118,711      96,667       67,045      51,756
                                 ----------   ----------  ----------   ----------  ----------
    Total                        $4,394,346   $4,043,555  $3,974,478   $3,894,119  $3,633,637
                                 ==========   ==========  ==========   ==========  ==========
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                        18,946       17,549      18,329       18,174      17,245
  Commercial                         13,420       12,928      13,164       12,977      12,533
  Industrial                         24,889       23,610      23,466       22,795      22,396
  Governmental                        1,887        1,839       1,903        1,831       1,833
                                 ----------   ----------  ----------   ----------  ----------
    Total retail                     59,142       55,926      56,862       55,777      54,007
  Sales for resale                    8,291        7,979       7,346        6,292       4,857
                                 ----------   ----------  ----------   ----------  ----------
    Total                            67,433       63,905      64,208       62,069      58,864
                                 ==========   ==========  ==========   ==========  ==========

                         ARKANSAS POWER & LIGHT COMPANY


                            1993 FINANCIAL STATEMENTS

                         ARKANSAS POWER & LIGHT COMPANY

                                   DEFINITIONS


     Certain abbreviations or acronyms used in AP&L's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                    Allowance for Funds Used During Construction

ANO                      Arkansas Nuclear One Steam Electric Generating Station

ANO 1                    Unit No. 1 of ANO

ANO 2                    Unit No. 2 of ANO

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

DOE                      United States Department of Energy

Entergy or System        Entergy Corporation and its various direct and indirect
                         subsidiaries

Entergy Operations       Entergy Operations, Inc., a subsidiary of Entergy
                         Corporation that has operating responsibility for Grand
                         Gulf 1, Waterford 3,  ANO, and River Bend

Entergy Power            Entergy Power, Inc., a subsidiary of Entergy
                         Corporation that markets capacity and energy for resale from certain generating facilities to other parties, principally non-affiliates

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Grand Gulf Station       Grand Gulf Steam Electric Generating Station

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

Independence Station     Independence Steam Electric Generating Station

Independence 2           Unit No. 2 of the Independence Station

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy Money Pool, which allows certain System
                         companies to borrow from, or lend to, certain other
                         System companies

MP&L                     Mississippi Power & Light Company

NOPSI                    New Orleans Public Service Inc.

NRC                      Nuclear Regulatory Commission

OBRA                     Omnibus Budget Reconciliation Act of 1993

Revised Settlement
 Agreement               Arkansas Settlement Agreement, as modified by the APSC
                         order issued October 6, 1988, to bring the Grand Gulf
                         1-related phase-in plan into compliance with the requirements of SFAS No. 92, "Regulated Enterprises -
                         Accounting for Phase-in Plans"

Ritchie 2                Unit No. 2 of the Ritchie Steam Electric Generating
                         Station

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System or Entergy        Entergy Corporation and its various direct and indirect
                         subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

Union Electric           Union Electric Company of St.  Louis, Missouri

White Bluff Station      White Bluff Steam Electric Generating Station

                         ARKANSAS POWER & LIGHT COMPANY

                              REPORT OF MANAGEMENT


     The management of Arkansas Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

     To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

     The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

     Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                         ARKANSAS POWER & LIGHT COMPANY

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Arkansas Power & Light Company Audit Committee of the Board of Directors is comprised of four directors, who are not officers of AP&L:
Kaneaster Hodges, Jr. (Chairman), Richard P. Herget, Jr., Dr. Raymond P. Miller, Sr., and Gus B. Walton, Jr. The committee held four meetings during 1993.

     The Audit Committee oversees AP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

     The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Deloitte & Touche) the overall scope and specific plans for their respective audits, as well as AP&L's financial statements and the adequacy of AP&L' s internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of AP&L's internal controls, and the overall quality of AP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                              /S/ KANEASTER HODGES, JR.

                              KANEASTER HODGES, JR.
                              Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Arkansas Power & Light Company


     We have audited the accompanying balance sheets of Arkansas Power & Light Company (AP&L) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of AP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of AP&L at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, AP&L changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 10 to the financial statements, in 1993 AP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

                              ARKANSAS POWER & LIGHT COMPANY
                                      BALANCE SHEETS
                                          ASSETS

                                                                     December 31,
                                                                -----------------------
                                                                   1993         1992
                                                                ----------   ----------
                                                                    (In Thousands)

 Utility Plant (Notes 1 and 2):
   Electric                                                     $4,098,355   $4,002,350
   Property under capital leases (Note 9)                           62,139       67,840
   Construction work in progress                                   197,005      174,909
   Nuclear fuel under capital lease (Note 9)                        93,606      102,435
                                                                ----------   ----------
            Total                                                4,451,105    4,347,534
   Less - accumulated depreciation and amortization              1,604,318    1,512,919
                                                                ----------   ----------
            Utility plant - net                                  2,846,787    2,834,615
                                                                ----------   ----------

 Other Property and Investments:
   Investment in subsidiary companies -  at equity (Note 8)         11,232       11,232
   Decommissioning trust fund (Note 8)                             108,192       91,075
   Other - at cost (less accumulated  depreciation)                  4,257        3,498
                                                                ----------   ----------

            Total                                                  123,681      105,805
                                                                ----------   ----------

 Current Assets:
   Cash                                                              1,825            -
   Accounts receivable:
     Customer (less allowance for doubtful accounts of
       $2.1 million in 1993 and $1.6 million in 1992)               65,641       75,087
     Associated companies (Note 11)                                 18,312       32,238
     Other                                                          20,817        6,881
     Accrued unbilled revenues (Note 1)                             83,378            -
   Fuel inventory - at average cost                                 51,920       52,093
   Materials and supplies - at average cost                         81,398       91,000
   Rate deferrals (Note 2)                                          92,592       69,536
   Deferred excess capacity (Note 2)                                 9,115        8,395
   Prepayments and other                                            28,303       35,918
                                                                ----------   ----------
            Total                                                  453,301      371,148
                                                                ----------   ----------
 Deferred Debits:
   Rate deferrals (Note 2)                                         475,387      574,040
   Deferred excess capacity (Note 2)                                28,465       38,300
   SFAS 109 regulatory asset - net (Note 3)                        234,015            -
   Unamortized loss on reaquired debt                               60,169       23,262
   Other (Note 8)                                                  112,300       91,641
                                                                ----------   ----------
            Total                                                  910,336      727,243
                                                                ----------   ----------
            TOTAL                                               $4,334,105   $4,038,811
                                                                ==========   ==========

 See Notes to Financial Statements.

                              ARKANSAS POWER & LIGHT COMPANY
                                      BALANCE SHEETS
                              CAPITALIZATION AND LIABILITIES

                                                                     December 31,
                                                                -----------------------
                                                                   1993         1992
                                                                ----------   ----------
                                                                     (In Thousands)

 Capitalization:
   Common stock, $0.01 par value, authorized 325,000,000
     shares; issued and outstanding 46,980,196 shares in
     1993 and 1992                                                    $470         $470
   Paid-in capital                                                 590,844      590,838
   Retained earnings (Note 7)                                      448,811      420,691
                                                                ----------   ----------
            Total common shareholder's equity                    1,040,125    1,011,999
   Preferred stock (Note 5):
     Without sinking fund                                          176,350      176,350
     With sinking fund                                              70,027       85,527
   Long-term debt (Note 6)                                       1,313,315    1,260,947
                                                                ----------   ----------
            Total                                                2,599,817    2,534,823
                                                                ----------   ----------

 Other Noncurrent Liabilities:
   Obligations under capital leases (Note 9)                        94,861      107,114
   Other (Note 8)                                                   59,750       86,020
                                                                ----------   ----------
            Total                                                  154,611      193,134
                                                                ----------   ----------
 Current Liabilities:
   Currently maturing long-term debt (Note 6)                        3,020       17,900
   Notes payable:
     Associated companies (Note 4)                                  21,395        4,000
     Other                                                             667          667
   Accounts payable:
     Associated companies (Note 11)                                 45,177       36,757
     Other                                                          93,611       81,423
   Customer deposits                                                15,241       14,926
   Taxes accrued                                                    43,013       64,996
   Accumulated deferred income taxes (Note 3)                       32,367       20,904
   Interest accrued                                                 31,410       31,209
   Dividends declared                                                5,049        5,534
   Nuclear refueling reserve                                         3,070        3,050
   Co-owner advances (Note 1)                                       39,435       31,005
   Deferred fuel cost (Note 1)                                      16,130       19,553
   Obligations under capital leases (Note 9)                        60,883       63,162
   Other                                                            29,789       25,842
                                                                ----------   ----------
            Total                                                  440,257      420,928
                                                                ----------   ----------
 Deferred Credits:
   Accumulated deferred income taxes (Note 3)                      876,618      618,416
   Accumulated deferred investment tax credits (Note 3)            154,723      165,296
   Other                                                           108,079      106,214
                                                                ----------   ----------
            Total                                                1,139,420      889,926
                                                                ----------   ----------
   Commitments and Contingencies (Notes 2, 8, and 9)

            TOTAL                                               $4,334,105   $4,038,811
                                                                ==========   ==========

 See Notes to Financial Statements.

                      ARKANSAS POWER & LIGHT COMPANY
                         STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                     ----------------------------------
                                                                       1993         1992         1991
                                                                     --------     --------     --------
                                                                               (In Thousands)
Operating Activities:
   Net income                                                        $205,297     $130,529     $143,451
   Noncash items included in net income:
       Cumulative effect of a change in accounting principle          (50,187)           -            -
       Change in rate deferrals/excess capacity - net (Note 2)         84,712       60,344       16,936
       Depreciation and decommissioning                               135,530      132,459      128,410
       Deferred income taxes and investment tax credits                (6,965)        (820)       9,448
       Allowance for equity funds used during construction             (3,627)      (4,173)      (4,508)
       Provision for estimated losses and reserves                      1,963      (21,670)       7,786
       Gain on sale of property - net                                       -      (19,612)           -
   Changes in working capital:
       Receivables                                                      7,385      (22,281)      10,948
       Fuel inventory                                                     173       17,039      (37,142)
       Accounts payable                                                20,608       (5,393)      (4,528)
       Taxes accrued                                                  (21,983)     (23,492)       2,514
       Interest accrued                                                   201       (8,041)        (154)
       Other working capital accounts                                  26,486        5,249        2,506
   Decommissioning trust contributions                                (11,491)     (13,255)     (13,765)
   Other                                                              (41,826)      (2,736)        (284)
                                                                     --------     --------     --------
       Net cash flow provided by operating activities                 346,276      224,147      261,618
                                                                     --------     --------     --------
Investing Activities:
   Construction expenditures                                         (176,540)    (179,320)    (156,734)
   Proceeds received from sale of property (Note 2)                         -       67,985            -
   Allowance for equity funds used during construction                  3,627        4,173        4,508
   Nuclear fuel purchases                                             (29,156)     (34,238)     (32,900)
   Proceeds from sale/leaseback of nuclear fuel                        29,156       34,238       33,058
                                                                     --------     --------     --------
       Net cash flow used in investing activities                    (172,913)    (107,162)    (152,068)
                                                                     --------     --------     --------
Financing Activities:
   Proceeds from issuance of:
       First mortgage bonds                                           445,000      148,114            -
       Preferred stock                                                      -       14,222       48,175
       Other long-term debt                                            48,070        3,973       18,607
   Retirement of:
       First mortgage bonds                                          (441,141)    (329,019)     (35,598)
       Other long-term debt                                           (47,700)      (1,225)      (1,140)
   Redemption of preferred stock                                      (15,500)     (34,388)     (14,000)
   Changes in short-term borrowings                                    17,395        4,000            -
   Dividends paid:
       Common stock                                                  (156,300)     (75,000)     (39,900)
       Preferred stock                                                (21,362)     (23,730)     (22,071)
                                                                     --------     --------     --------
       Net cash flow used in financing activities                    (171,538)    (293,053)     (45,927)
                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents                    1,825     (176,068)      63,623

Cash and cash equivalents at beginning of period                            -      176,068      112,445
                                                                     --------     --------     --------
Cash and cash equivalents at end of period                             $1,825            -     $176,068
                                                                     ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest - net of amount capitalized                         $103,826     $114,791     $124,220
        Income taxes                                                  $66,366      $60,987      $36,396
   Noncash investing and financing activities:
        Capital lease obligations incurred                            $48,513      $37,351      $36,619

See Notes to Financial Statements.

                         ARKANSAS POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


     Liquidity is important to AP&L due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. AP&L requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. Net cash flow from operations totaled $346 million, $224 million, and $262 million in 1993, 1992, and 1991, respectively. The increase in AP&L's 1993 cash flow from operations resulted primarily from increased electricity sales and increased collections under the phase-in plan, as discussed below. In recent years, this cash flow, supplemented by issuances of debt and proceeds from the sale of retail properties in Missouri, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. AP&L's ability to fund these capital requirements results, in part, from our continued efforts to streamline operations and reduce costs, as well as collections under our Grand Gulf 1 rate phase-in plan which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) See Note 2, incorporated herein by reference, for additional information on AP&L's rate phase-in plan. See Note 8, incorporated herein by reference, for additional information on AP&L's capital and refinancing requirements in 1994 - 1996. Further, in order to take advantage of lower interest and dividend rates, AP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

     Earnings coverage tests (which are impacted by the inclusion of the cumulative effect of the change in accounting principle for accruing unbilled revenues discussed in Note 1) and bondable property additions limit the amount
of first mortgage bonds and preferred stock that AP&L can issue.   Based on the
most restrictive applicable tests as of December 31, 1993, and an assumed annual interest or dividend rate of 8%, AP&L could have issued $226 million of additional first mortgage bonds or $1,075 million of additional preferred stock. AP&L has the conditional ability to issue first mortgage bonds and preferred stock against the retirement of first mortgage bonds and preferred stock, respectively, in some cases, without satisfying an earnings coverage test.

     See Notes 5 and 6, incorporated herein by reference, for information on AP&L's financing activities and Note 4, incorporated herein by reference, for information on AP&L's short-term borrowings and lines of credit.

                                ARKANSAS POWER & LIGHT COMPANY
                                     STATEMENTS OF INCOME

                                                     For the Years Ended December 31,
                                                  -----------------------------------------
                                                    1993           1992            1991
                                                  ----------     ----------      ----------
                                                              (In Thousands)

 Operating Revenues (Notes 1, 2, and 11):         $1,591,568     $1,521,129      $1,528,270
                                                  ----------     ----------      ----------
 Operating Expenses:
   Operation (Note 11):
     Fuel for electric generation and fuel-related
      expenses                                       257,983        242,040         268,699
     Purchased power                                 349,718        417,099         378,069
     Other                                           294,103        285,740         298,584
   Maintenance (Note 11)                             109,724        118,540         108,398
   Depreciation and decommissioning                  135,530        132,459         128,410
   Taxes other than income taxes                      28,626         26,709          23,068
   Income taxes (Note 3)                              18,746          4,058          22,958
   Amortization of rate deferrals (Note 2)           160,916        114,711          80,666
                                                  ----------     ----------      ----------
         Total                                     1,355,346      1,341,356       1,308,852
                                                  ----------     ----------      ----------

 Operating Income                                    236,222        179,773         219,418
                                                  ----------     ----------      ----------
 Other Income:
   Allowance for equity funds used during
    construction                                       3,627          4,173           4,508
   Miscellaneous - net (Note 2)                       64,884        113,842          82,733
   Income taxes (Note 3)                             (32,451)       (46,531)        (30,908)
                                                  ----------     ----------      ----------
         Total                                        36,060         71,484          56,333
                                                  ----------     ----------      ----------
 Interest Charges:
   Interest on long-term debt                        107,771        120,318         133,854
   Other interest - net                               11,819          3,666           2,415
   Allowance for borrowed funds used during
    construction                                      (2,418)        (3,256)         (3,969)
                                                  ----------     ----------      ----------
         Total                                       117,172        120,728         132,300
                                                  ----------     ----------      ----------
 Income before Cumulative Effect of a Change
   in Accounting Principle                           155,110        130,529         143,451

 Cumulative Effect to January 1, 1993, of Accruing
   Unbilled Revenues (net of income taxes of
   $31,140) (Note 1)                                  50,187              -               -
                                                  ----------     ----------      ----------

 Net Income                                          205,297        130,529         143,451

 Preferred Stock Dividend Requirements                20,877         23,202          22,870
                                                  ----------     ----------      ----------

 Earnings Applicable to Common Stock                $184,420       $107,327        $120,581
                                                  ==========     ==========      ==========

 See Notes to Financial Statements.

                                  ARKANSAS POWER & LIGHT COMPANY
                                 STATEMENTS OF RETAINED EARNINGS

                                                             For the Years Ended December 31,
                                                           ------------------------------------
                                                             1993          1992          1991
                                                           --------      --------      --------
                                                                      (In Thousands)

 Retained Earnings, January 1                              $420,691      $388,364      $307,683
   Add:
     Net income                                             205,297       130,529       143,451
                                                           --------      --------      --------
         Total                                              625,988       518,893       451,134
                                                           --------      --------      --------
   Deduct:
     Dividends declared:
       Preferred stock                                       20,877        23,202        22,870
       Common stock                                         156,300        75,000        39,900
                                                           --------      --------      --------
         Total                                              177,177        98,202        62,770
                                                           --------      --------      --------
 Retained Earnings, December 31 (Note 7)                   $448,811      $420,691      $388,364
                                                           ========      ========      ========


 See Notes to Financial Statements.


                         ARKANSAS POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


Net Income

     Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1, incorporated herein by reference) and its ongoing effects, partially offset by the effect of implementing SFAS 109 (see Note 3, incorporated herein by reference) and by the impact in March 1992 of an after-tax gain from the sale of AP&L's retail properties in Missouri. Effective January 1, 1993, AP&L began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $157.7 million and net income for 1992 would have been $110.9 million. This increase of $46.8 million is due primarily to increased retail energy sales.

     Net income decreased in 1992 due primarily to decreased operating revenues and slight increases in maintenance expense, taxes other than income taxes, depreciation and decommissioning expense, and the retained share of Grand Gulf 1-related costs. These decreases in net income were partially offset by the $19.6 million after-tax gain from the sale of AP&L's retail properties in Missouri in March 1992 and a decrease in interest expense.

     Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     See "Selected Financial Data - Five-Year Comparison," incorporated herein by reference, following the notes, for information on operating revenues by source and KWH sales.

     Electric operating revenues were higher in 1993 due to an increase in residential and commercial energy sales resulting from a return to more normal weather as compared to milder weather in 1992. Industrial sales increased primarily in the lumber/plywood and petroleum/natural gas pipeline industries. Additionally, electric revenues increased as a result of increased collections of previously deferred Grand Gulf 1-related costs, which does not impact net income.

     Electric operating revenues were lower in 1992 due primarily to decreased retail revenues resulting from milder temperatures and the loss of the Missouri retail customers. This decrease was partially offset by increased revenues from sales for resale due to the addition of Union Electric as a wholesale customer resulting from the Missouri property sale. Total energy sales were lower in 1992 due primarily to decreased retail sales as discussed above and decreased sales for resale to associated companies resulting from changes in generation availability and requirements among AP&L, LP&L, MP&L, and NOPSI.

Expenses

     Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to an increase in generation requirements resulting primarily from increased retail energy sales and increased fuel costs as discussed in "Revenues and Sales" above. Purchased power decreased in 1993 due primarily to energy demands being met by increased nuclear generation.

     Scheduled refueling outages at both ANO 1 and ANO 2 during 1992, and an unscheduled outage at ANO 2 from March 1992 to May 1992, contributed to the decrease in fuel for electric generation and fuel-related expenses and the corresponding increase in purchased power in 1992. Lower energy sales in 1992 also contributed to decreased fuel expenses.

     The amortization of rate deferrals increased in 1993 and 1992 due to increased amortization of previously deferred Grand Gulf 1-related costs pursuant to the step-up provisions of AP&L's phase-in plan.

     Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS 109.

Other

     Miscellaneous other income - net decreased in 1993 and increased in 1992 due primarily to the impact of the pretax gain on the 1992 sale of AP&L's retail properties in Missouri.

     Interest on long-term debt decreased in 1993 due primarily to the continued refinancing of high-cost debt. Other interest - net was higher in 1993 as AP&L began recording decommissioning interest expense on its decommissioning trust fund. This expense has no effect on net income, as decommissioning trust fund earnings are recorded in miscellaneous other income - net.

                         ARKANSAS POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

     AP&L welcomes competition in the electric energy business and believes that a more competitive environment should benefit our customers, employees, and shareholders of Entergy Corporation. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges:

                        Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates In connection with the Merger, AP&L agreed with its retail regulator not to request any general rate increases that would take effect before November 1998, with certain exceptions. See Note 2, incorporated herein by reference, for further information.

     Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive.

     In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for AP&L, but will also expose AP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of the rate issues discussed above, AP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, AP&L remains committed to least cost planning. In December 1992, AP&L filed a Least Cost Integrated Resource Plan (Least Cost Plan) with its retail regulator. Least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. AP&L plans to periodically file revised Least Cost Plans.

                          The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs.

ANO Matters

     Leaks in certain steam generator tubes at ANO 2 were discovered and repaired during outages in March and September 1992. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. The operations and power output of ANO 2 have not been adversely affected by these repairs and AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Entergy Operations is taking steps at ANO 2 to reduce the number and severity of future tube cracks. Entergy Operations met with the NRC in August 1993 to discuss such steps along with recent inspection findings and intervals between future inspections. The NRC concurred with Entergy Operations' proposal to operate ANO 2 with no further steam generator inspections until the next refueling outage, which is scheduled for the spring of 1994.

                         ARKANSAS POWER & LIGHT COMPANY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AP&L maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

     Prior to January 1, 1993, AP&L recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, AP&L adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993, increased net income by $50.2 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

     Substantially all of AP&L's rate schedules include fuel adjustment clauses that allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. The fuel adjustment clause provides, as an incentive with respect to ANO, for over or under-recovery of the cost of replacement energy in excess of the cost of equal amounts of nuclear energy when the units are not down for refueling.

Utility Plant

     Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of AP&L's utility plant is subject to the lien of its mortgage and deed of trust.

     AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. AP&L's effective composite rates for AFUDC were 10.3%, 10.5%, and 10.7% for 1993, 1992, and 1991, respectively.

     Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.4% in 1993, 1992, and 1991.

Jointly-Owned Generating Stations

     AP&L is a co-owner in two coal-fueled, two-unit generating stations, the White Bluff Station and the Independence Station. AP&L is the agent for the respective co-owners and operates the stations. AP&L records its investment and expenses associated with these generating stations to the extent of its ownership interests. As of December 31, 1993, AP&L's investment and accumulated depreciation in these generating stations were as follows:

                                  Total
                                 Megawatt                            Accumulated
Generating Stations             Capability  Ownership   Investment  Depreciation
- -------------------             ----------  ---------   ----------  ------------
                                                            (In Thousands)
White Bluff:  Units 1 and 2         946       57.00%     $398,644      $140,731
Independence: Unit 1                263       31.50%     $116,511      $ 35,797
              Common Facilities               15.75%     $ 29,163      $  8,043

Income Taxes

      AP&L, its parent, and affiliates (excluding GSU prior to 1994) file a consolidated federal income tax return. Income taxes are allocated to AP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, effective January 1, 1993, AP&L changed its accounting for income taxes to conform with SFAS 109.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      AP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Disclosure

      The estimated fair value amounts of financial instruments have been determined by AP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that AP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      AP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, AP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

Rate Agreement

      In November 1993, AP&L and the APSC entered into a settlement agreement whereby the APSC agreed to withdraw its request for hearing and its objections in the SEC proceeding related to the Merger. In return, AP&L agreed, among other things, (a) that it will not request any general retail rate increase that would take effect before November 3, 1998, except, among other things, for increases associated with the Least Cost Plan, recovery of certain Grand Gulf 1-related costs, excess capacity costs and costs related to the adoption of SFAS 106 that were previously deferred, recovery of certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); and (b) that its retail ratepayers would be protected from (1)
increases in its cost of capital resulting from risks associated with the Merger, (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger, (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit, and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend.

Arkansas - Revised Settlement Agreement

      Pursuant  to  the  terms  of the Revised Settlement  Agreement,  AP&L  (1)
permanently retains a portion of its Grand Gulf 1-related costs (Retained Share), ranging from 5.67% (stated as a percentage of System Energy's share of Grand Gulf 1) in 1989 to 7.92% in 1994 and all succeeding years of commercial operation of the unit; (2) recovers currently a portion of such costs, ranging from 17.86% in 1989 to 28.08% in 1994 and thereafter; and (3) deferred a portion of such costs for future recovery (Deferred Balance). AP&L is permitted to currently recover carrying charges on the unrecovered portion of the Deferred Balance. For the year ended December 31, 1993, $234 million was billed to AP&L by System Energy.

      AP&L has the right under the Revised Settlement Agreement to sell capacity and energy available from its Retained Share to third parties, which shall not include AP&L's wholesale customers. In the event AP&L is not able to sell such capacity and energy to such third parties, it has the right to sell the energy available from such capacity, and to date a significant portion has been sold, to its retail customers at a price equal to AP&L's avoided energy cost, which is currently less than AP&L's cost of such energy. The Revised Settlement Agreement requires that a portion of the proceeds from sales of Retained Share capacity and energy to third parties through 1995 be applied to reduce the Deferred Balance.

Arkansas - Rate Riders

     In conjunction with the Revised Settlement Agreement, AP&L was permitted to implement annual updates to the Grand Gulf 1 rate rider, increasing Arkansas retail rates by approximately 3.1% and 2.6% for the years 1992 and 1991, respectively. These increases reflect scheduled phase-in plan increases adjusted for any prior year over or under-collection. Beginning in 1993 and continuing for a five year period, rates will remain at the 1992 level, unless adjustments are made for an over or under-collection of Grand Gulf 1-related costs in excess of $10 million. Although it was not required under the terms of the Grand Gulf 1 rate rider, in 1993 AP&L opted to implement a 0.7% rate refund in 1994 for a cumulative over-recovery amount of $7.3 million.

      Various other rate riders, which modify non-Grand Gulf 1 rates under the Revised Settlement Agreement, have been implemented with respect to tax adjustments, depreciation, decommissioning costs, and deferred return on excess capacity (which is being recovered over a 10-year period ending in 1998).

Missouri Retail Operations

       In March 1992, AP&L sold its retail properties in Missouri for approximately $68 million. AP&L's retail properties in Missouri constituted less than 2% of its total property. The cash received from the sale, which also included Missouri accounts receivable and material and supplies inventory, was approximately $72 million, which was in excess of book value. The gain on the sale, classified as "Other Income-Miscellaneous" in the 1992 Statement of Income, was approximately $33.7 million, which resulted in a $19.6 million increase in net income after taxes. Under the terms of the contract, AP&L's 28,000 Missouri retail customers became Union Electric customers and AP&L's employees in Missouri became Union Electric employees. The proceeds from this sale were used to redeem all or a portion of certain series of AP&L's outstanding first mortgage bonds at special redemption prices, pursuant to the applicable provisions of AP&L's mortgage and deed of trust. In addition, AP&L has agreed to sell to Union Electric 120 megawatts of capacity and associated energy for an initial period of 10 years, and beginning on January 1, 1995, Union Electric shall also purchase 40 megawatts of peaking capacity from AP&L.


NOTE 3.   INCOME TAXES

      Effective January 1, 1993, AP&L adopted SFAS 109. This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income was reduced by $2.6 million, assets were increased by $168.2 million, and liabilities were increased by $170.8 million.

     Income tax expense consisted of the following:

                                                  For the Years Ended December 31,
                                                 ----------------------------------
                                                  1993         1992          1991
                                                 -------      -------       -------
                                                          (In Thousands)
    Current:
     Federal                                     $47,326      $45,932       $34,648
     State                                        10,836       11,156         9,770
                                                 -------      -------       -------
      Total                                       58,162       57,088        44,418
                                                 -------      -------       -------
    Deferred - net:
     Liberalized depreciation                      7,074        4,929         5,885
     Alternative minimum tax                      (2,227)       6,577         6,249
     Nuclear refueling and maintenance            (2,161)       7,751        (5,001)
     Deferred purchased power costs              (35,896)     (14,375)       (1,868)
     Deferred excess capacity costs               (4,044)      (3,190)       (1,609)
     Unbilled revenue                             26,847       (2,474)        3,424
     Bond reacquisition costs                     14,706        5,184           765
     Intangible plant                                410        1,941         4,514
     Decontamination and decommissioning fund     16,429            -             -
     Other                                        13,610       (2,853)       (1,311)
                                                 -------      -------       -------
      Total                                       34,748        3,490        11,048
                                                 -------      -------       -------
    Investment tax credit adjustments - net      (10,573)      (9,989)       (1,600)
                                                 -------      -------       -------
      Recorded income tax expense                $82,337      $50,589       $53,866
                                                 =======      =======       =======

    Charged to operations                        $18,746      $ 4,058       $22,958
    Charged to other income                       32,451       46,531        30,908
    Charged to cumulative effect                  31,140            -             -
                                                 -------      -------       -------
      Recorded income tax expense                 82,337       50,589        53,866
    Income taxes applied against the debt              -            1            94
     component of AFUDC
                                                 -------      -------       -------
      Total income taxes                         $82,337      $50,590       $53,960
                                                 =======      =======       =======

      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:

                                                              For the Years Ended December 31
                                               -----------------------------------------------------------
                                                      1993                    1992              1991
                                               ------------------      -----------------   ---------------
                                                            % of                   % of              % of
                                                           Pretax                 Pretax            Pretax
                                                Amount     Income      Amount     Income    Amount  Income
                                               --------    ------      -------    ------   -------  ------
                                                                     (Dollars in Thousands)
Computed at statutory rate                     $100,673      35.0      $61,580     34.0    $67,088    34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income
   tax effect                                    12,119       4.2        7,963      4.4      7,409     3.7
 Amortization of investment tax credits         (11,702)     (4.1)     (13,285)    (7.4)   (11,064)   (5.6)
 Depreciation                                    (3,156)     (1.1)      (6,755)    (3.7)    (6,122)   (3.1)
 Reversal of tax contingency                     (3,771)     (1.3)           -        -          -       -
 Flow-through/permanent differences              (7,669)     (2.7)      (1,407)    (0.8)       (76)      -

 Other - net                                     (4,157)     (1.4)       2,493      1.4     (3,369)   (1.7)
                                               --------     -----      -------    -----    -------   -----
   Recorded income tax expense                   82,337      28.6       50,589     27.9     53,866    27.3
Income taxes applied against debt component
 of AFUDC                                             -        -             1        -         94       -
                                               --------     -----      -------    -----    -------   -----
     Total income taxes                        $ 82,337      28.6      $50,590     27.9    $53,960    27.3
                                               ========     =====      =======    =====    =======   =====

      Significant components of AP&L's net deferred tax liabilities as of December 31, 1993, were (in thousands):

    Deferred tax liabilities:
      Net regulatory assets                              $  (294,713)
      Plant related basis differences                       (458,023)
      Rate deferrals                                        (229,714)
      Bond reacquisition                                     (23,604)
      Decontamination and decommissioning fund               (16,429)
      Other                                                  (21,414)
                                                         -----------
       Total                                             $(1,043,897)
                                                         ===========
    Deferred tax assets:
      Alternative minimum tax credit                     $    34,137
      Nuclear refueling and maintenance                       12,035
      Accumulated deferred investment tax credit              60,698
      Standard coal plant                                      9,552
      Other                                                   18,490
                                                         -----------
       Total                                             $   134,912
                                                         ===========

       Net deferred tax liabilities                      $  (908,985)
                                                         ===========


      The  alternative  minimum tax (AMT) credit as of December  31,  1993,  was
$34.1  million.   This AMT credit can be carried forward indefinitely  and  will reduce AP&L's federal income tax liability in future years.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized AP&L to effect short-term borrowings up to $125 million, subject to increase to as much as $255 million after further SEC approval. These authorizations are effective through November 30, 1994. As of December 31, 1993, AP&L had unused lines of credit for short-term borrowings of $34 million from banks within its service territory. In addition, AP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. AP&L had $21.4 million in outstanding borrowings under the Money Pool arrangement as of December 31, 1993.


NOTE 5.   PREFERRED STOCK

     The number of shares and dollar value of AP&L's preferred stock was:

                                                   As of December 31,
                                       -------------------------------------------
                                            Shares                                   Call Price Per
                                        Authorized and               Total             Share as of
                                          Outstanding             Dollar Value         December 31,
                                        1993        1992       1993         1992          1993
                                       ------      -------   --------      --------  --------------
                                                             (Dollars in Thousands)
   Without sinking fund:
    Cumulative, $100 par value:
     4.32% Series                      70,000       70,000   $  7,000      $  7,000     $103.647
     4.72% Series                      93,500       93,500      9,350         9,350     $107.000
     4.56% Series                      75,000       75,000      7,500         7,500     $102.830
     4.56% 1965 Series                 75,000       75,000      7,500         7,500     $102.500
     6.08% Series                     100,000      100,000     10,000        10,000     $102.830
     7.32% Series                     100,000      100,000     10,000        10,000     $103.170
     7.80% Series                     150,000      150,000     15,000        15,000     $103.250
     7.40% Series                     200,000      200,000     20,000        20,000     $102.800
     7.88% Series                     150,000      150,000     15,000        15,000     $103.000
    Cumulative, $25 par value:
     8.84% Series                     400,000      400,000     10,000        10,000     $26.560
    Cumulative, $0.01 par value:
     $2.40 Series(1)(2)             2,000,000    2,000,000     50,000        50,000         -
     $1.96 Series(1)(2)               600,000      600,000     15,000        15,000         -
                                    ---------    ---------   --------      --------
       Total without sinking fund   4,013,500    4,013,500   $176,350      $176,350
                                    =========    =========   ========      ========

   With sinking fund:
    Cumulative, $100 par value:
     10.60% Series                     20,000       40,000   $  2,000      $  4,000     $104.090
     11.04% Series                          -       40,000          -         4,000         -
     8.52% Series                     400,000      425,000     40,000        42,500     $106.390
    Cumulative, $25 par value:
     9.92% Series                     721,085      801,085     18,027        20,027     $26.940
     13.28% Series                    400,000      600,000     10,000        15,000     $28.220
                                    ---------    ---------   --------      --------
       Total with sinking fund      1,541,085    1,906,085   $ 70,027      $ 85,527
                                    =========    =========   ========      ========

(1) The total dollar value represents the involuntary liquidation value of $25 per share.
(2)   These series are not redeemable as of December 31, 1993.

     The fair value of AP&L's preferred stock with sinking fund was estimated to be approximately $74.7 million and $89.3 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      As  of  December 31, 1993, AP&L had 2,296,500, 7,478,915,  and  12,400,000
shares   of  cumulative,  $100,  $25,  and  $0.01  par  value  preferred  stock, respectively, that were authorized but unissued.

      Changes in the preferred stock, with and without sinking fund, during the last three years were:

                                            Number of Shares
                                    ----------------------------------
                                       1993       1992         1991
                                    ---------   --------     ---------

     Preferred stock issuances:
      $0.01 par value                     -      600,000     2,000,000

     Preferred stock retirements:
      $100 par value                 (85,000)   (109,940)      (70,060)
      $25 par value                 (280,000)   (880,000)     (280,000)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1993 are (in millions): 1994 - $8.0; 1995 - $8.0; 1996 - $7.0; 1997 - $7.0; and 1998 - $4.5. AP&L has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock. Additionally, AP&L has SEC authorization for the acquisition, through December 31, 1995, of up to $150 million of preferred stock.


NOTE 6.   LONG-TERM DEBT

     The long-term debt of AP&L as of December 31, 1993 and 1992 was:

     Maturities        Interest Rates
     From    To        From       To                  1993           1992
     ----   ----       -----     ------            ----------    ----------
                                                        (In Thousands)
     First Mortgage Bonds
     1993   1998       4-5/8%    8-3/4%            $  100,560    $  116,160
     1999   2003       6%        9-3/4%               182,000       217,200
     2004   2008       6.65%     7-1/2%               215,000       175,000
     2019   2023       7%        10-3/8%              448,818       403,550

     Governmental Obligations*
     1995   2008       6.125%    10%                   83,290        81,708
     2009   2021       6-1/8%    11%                  202,193       202,193

     Long-Term DOE Obligation (Note 8)                101,029        97,959
     Unamortized Premium and Discount - Net           (16,555)      (14,923)
                                                   ----------    ----------
       Total Long-Term Debt                         1,316,335     1,278,847
       Less Amount Due Within One Year                  3,020        17,900
                                                   ----------    ----------
       Long-Term Debt Excluding Amount Due Within  $1,313,315    $1,260,947
        One Year                                   ==========    ==========

  * Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

       The fair value of AP&L's long-term debt, excluding long-term DOE obligation, as of December 31, 1993 and 1992 was estimated to be $1,250.8 million and $1,286.6 million, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      For the years 1994, 1995, 1996, 1997 and 1998, AP&L has long-term debt maturities and cash sinking fund requirements (in millions) of $2.2, $27.4, $28.2, $33.5, and $19.4, respectively. In addition, other sinking fund requirements of approximately $.9 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      AP&L has regulatory authorization for the issuance and sale through December 31, 1995, of up to $600 million of additional first mortgage bonds (of which $270 million remained available as of December 31, 1993). In addition, AP&L has SEC authorization for the acquisition of not more than $350 million of first mortgage bonds (of which $199 million remained available as of December 31, 1993) and $175 million of pollution control revenue bonds and/or solid waste disposal revenue bonds, issued for the benefit of AP&L through December 31, 1995.


NOTE 7.   DIVIDEND RESTRICTIONS

      The indenture relating to AP&L's long-term debt and provisions of the Amended and Restated Articles of Incorporation, as amended, relating to AP&L's preferred stock provide for restrictions on the payment of cash dividends or other distributions on common stock. As of December 31, 1993, $291.3 million of AP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1994, AP&L paid Entergy Corporation a $17.9 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996 are estimated to total $181 million, $172 million, and $175 million, respectively. AP&L will also require $83 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and sinking fund requirements. AP&L plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of debt and preferred stock. See Notes 5 and 6 regarding the possible refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt. See Note 12 for information on additional capital requirements related to a February 1994 ice storm.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for AP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. AP&L's monthly obligation for payments under the agreement is approximately $19 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Payments or advances under the Availability Agreement are only required if funds available to System Energy from all sources are less than the amount required under the Availability Agreement. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. In 1989, the Availability Agreement was amended to provide that the write-off of $900 million of Grand Gulf 2 costs would be amortized for Availability Agreement purposes over a period of 27 years, in order to avoid the need for payments by AP&L, LP&L, MP&L, and NOPSI.

Reallocation Agreement

     System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      AP&L has a 35% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including AP&L, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1993, AP&L had approximately $11 million of loans outstanding to System Fuels which mature in 2008.

      In addition, System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase nuclear materials and services financed under the agreement.

      On April 30, 1993, AP&L assumed System Fuels' rights and obligations in connection with System Fuels' coal car leases. The other parent companies of System Fuels have been released from their obligations with respect to the coal car leases.

Coal

      AP&L is a party to a contract with a joint venture for supply of coal from a mine in Wyoming which, based on estimated reserves, is expected to provide the projected requirements of the Independence Station through at least 2014. AP&L has also agreed to purchase, over an approximate 20-year period beginning in 1980, 100 million tons of coal for use at the White Bluff Station, of which approximately 60 million have been purchased as of December 31, 1993.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.4 billion as of December 31, 1993. AP&L has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.28 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. AP&L has two licensed reactors. In addition, the System participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. AP&L's maximum assessment under the program is an aggregate of approximately $6.2 million in the event losses exceed accumulated reserve funds.

      AP&L is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1993, AP&L was insured against such losses up to $2.7 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, AP&L is a member of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, AP&L could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1993, the maximum amount of such possible assessments to AP&L was $28.14 million.

      The amount of property insurance presently carried by AP&L exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

     AP&L provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. AP&L entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. AP&L elected to pay the one-time fee, plus accrued interest, and has recorded a liability as of December 31, 1993, of approximately $101 million. The fees payable to the DOE may be adjusted in the future to assure full recovery. AP&L considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Due to delays of the DOE's repository program for the acceptance of spent nuclear fuel, it is uncertain when shipments of spent fuel from AP&L's nuclear units will commence. In the meantime, AP&L is responsible for spent fuel storage. Current on-site spent fuel storage capacity at ANO is estimated to be sufficient until 1995. Thereafter, AP&L will provide additional storage capacity at an estimated initial cost of $5 million to $10 million per unit. In addition, approximately $3 million to $5 million per unit will be required every two to three years subsequent to 1995 until the DOE's repository program begins accepting ANO's spent fuel.

      AP&L is recovering in rates amounts sufficient to fund decommissioning costs for ANO, based on a 1992 update to the original decommissioning cost study, of approximately $606.8 million (in 1992 dollars). These amounts are deposited in external trust funds which have a market value of approximately $124.3 million and $101.3 million as of December 31, 1993 and 1992, respectively. The accumulated decommissioning liability of $119.2 million as of December 31, 1993, has been recorded in accumulated depreciation.. Decommissioning expense in the amount of $11.0 million was recorded in 1993. During the first quarter of 1994, AP&L expects to file with the APSC an interim update of the ANO cost study which will likely reflect significant increases in costs of low-level radioactive waste disposal. AP&L regularly reviews and updates its estimates for decommissioning costs and applications will be made to the APSC to reflect in rates future changes in projected decommissioning costs. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment, and management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The Energy Act has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. AP&L's annual assessment, which will be adjusted annually for inflation, is approximately $3.3 million (in 1993 dollars) for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The liability of $45.7 million as of December 31, 1993 is recorded in other current liabilities and other noncurrent liabilities and is offset in the financial statements by a regulatory asset, recorded as a deferred debit.


NOTE 9.   LEASES

      As of December 31, 1993, AP&L had capital leases and noncancelable operating leases (excluding the nuclear fuel lease) with minimum lease payments as follows:

                                                  Capital    Operating
                                                  Leases       Leases
                                                  --------   ---------
                                                     (In Thousands)

     1994                                         $ 13,189    $17,284
     1995                                           13,544     17,229
     1996                                           11,127     16,068
     1997                                            8,293     10,548
     1998                                            8,293     10,514
     Years thereafter                               56,989     21,908
                                                  --------    -------
     Minimum lease payments                        111,435    $93,551
     Less: Amount representing interest            (47,674)   =======
                                                   -------
     Present value of net minimum lease payments   $63,761
                                                   =======

     Rental expense for capital and operating leases (excluding the nuclear fuel lease) amounted to approximately $23.2 million, $27.4 million, and $26.2 million in 1993, 1992, and 1991, respectively.

Nuclear Fuel Lease

      AP&L has an arrangement to lease nuclear fuel in an amount of up to $125 million.. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement, which was entered into in 1988, has been extended to December 1996 and the notes have varying remaining maturities of up to 4 years. It is expected that these arrangements will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements, based on AP&L's nuclear fuel requirements. If the lessor cannot arrange financing upon maturity of its borrowings, AP&L must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $69.7 million, $65.5 million, and $76.9 million (including interest of $10.6 million, $11.6 million, and $14.0 million) was charged to operations in 1993, 1992, and 1991, respectively.


NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plan

      AP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits that are based on employees' credited service and average compensation, during the last ten years of employment. AP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      Effective June 6, 1990, AP&L's nuclear operations employees became employees of Entergy Operations. However, the employees still remain under AP&L's plan and no transfers of related pension liabilities and assets have been made.

      AP&L's 1993, 1992, and 1991 pension cost, including amounts capitalized, included the following components:

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                             1993       1992      1991
                                                           -------    -------    -------
                                                                  (In Thousands)
      Service cost - benefits earned during the period     $ 7,940    $ 6,906    $ 6,210
      Interest cost on projected benefit obligation         21,744     20,512     18,505
      Actual return on plan assets                         (31,984)   (16,765)   (47,707)
      Net amortization and deferral                         10,531     (3,531)    28,377
      Other                                                      -          -        915
                                                           -------    -------    -------
      Net pension cost                                     $ 8,231    $ 7,122    $ 6,300
                                                           =======    =======    =======

      The funded status of AP&L's pension plan as of December 31, 1993 and 1992, was:

                                                                        1993         1992
                                                                      --------     --------
                                                                         (In Thousands)
      Actuarial present value of accumulated pension plan benefits:
       Vested                                                         $255,955     $228,237
       Nonvested                                                         1,724        1,231
                                                                      --------     --------
       Accumulated benefit obligation                                 $257,679     $229,468
                                                                      ========     ========

      Plan assets at fair value                                       $288,418     $255,956
      Projected benefit obligation                                     316,255      272,148
                                                                      --------     --------
      Plan assets less than projected benefit obligation               (27,837)     (16,192)
      Unrecognized prior service cost                                    5,841        6,168
      Unrecognized transition asset                                    (18,686)     (21,022)
      Unrecognized net loss (gain)                                      13,242       (5,806)
                                                                      --------     --------
      Accrued pension liability                                       $(27,440)    $(36,852)
                                                                      ========     ========

      The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991; weighted average rate of increase in future compensation levels, 5.6%; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

Other Postretirement Benefits

      AP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for AP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $3.5 million. Prior to 1992, the cost of providing these benefits for retired employees was not separable from the cost of providing benefits for active employees. Based on the ratio of the number of retired employees to the total number of active and retired employees in 1991, the cost of providing these benefits in 1991, recorded on a cash basis, for retirees was approximately
$4.1 million.

      Effective  January  1,  1993, AP&L adopted SFAS  106.   The  new  standard
requires  a  change  from a cash method to an accrual method of  accounting  for postretirement  benefits  other than pensions.  AP&L  continues  to  fund  these benefits  on  a  pay-as-you-go basis.  As of January 1,  1993,  the  actuarially determined  accumulated  postretirement  benefit  obligation  (APBO)  earned  by retirees  and active employees was estimated to be approximately $80.5  million.
This  obligation  is  being amortized over a 20-year period beginning  in  1993.
AP&L  has  received an order from the APSC permitting deferral, as a  regulatory asset, of the increased annual expense associated with these benefits.

      AP&L's 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components (in thousands):

     Service cost - benefits earned during the period     $ 2,366
     Interest cost on APBO                                  6,427
     Actual return on plan assets                             (71)
     Amortization of transition obligation                  3,954
                                                          -------
     Net periodic postretirement benefit cost             $12,676
                                                          =======

      The funded status of AP&L's postretirement plan as of December 31, 1993, was (in thousands):

     Accumulated postretirement benefit obligation:
          Retirees                                        $59,906
          Other fully eligible participants                 8,366
          Other active participants                        25,038
                                                          -------
                                                           93,310
     Plan assets at fair value                                354
                                                          -------
     Plan assets less than APBO                           (92,956)
     Unrecognized transition obligation                    75,114
     Unrecognized net loss                                  8,360
                                                          -------
     Accrued postretirement benefit liability             $(9,482)
                                                          =======

     The assumed health care cost trend rate used in measuring the APBO was 9.9%
for  1994,  gradually decreasing each successive year until it reaches  5.6%  in
2020.   A  one percentage-point increase in the assumed health care  cost  trend rate for each year would have increased the APBO as of December 31, 1993, by 8.7
% and the sum of the service cost and interest cost by approximately 11.2%.  The assumed  discount  rate  and  rate of increase in future  compensation  used  in determining the APBO were 7.5% and 5.5%, respectively.


NOTE 11.  TRANSACTIONS WITH AFFILIATES

      AP&L  buys electricity from and/or sells electricity to LP&L, MP&L, NOPSI,
System  Energy,  and  Entergy Power under rate schedules filed  with  FERC.   In
addition, AP&L purchases fuel from System Fuels, receives technical and advisory services  from  Entergy  Services, Inc. and receives  management  and  operating services from Entergy Operations.

      Operating revenues include revenues from sales to affiliates amounting  to
$181.8  million  in 1993, $211.4 million in 1992, and $212.6  million  in  1991.
Operating  expenses  include charges from affiliates for fuel  costs,  purchased power  and  related  charges, management services, and  technical  and  advisory
services  totaling   $323.2  million  in  1993,  $573.4  million  in  1992,  and
$510.1 million in 1991.  Operating expenses also include $16.8 million in  1993,
$47.4  million  in  1992,  and $33.4 million in 1991 for  power  purchased  from
Entergy  Power.   AP&L pays directly or reimburses Entergy  Operations  for  the costs  associated  with  operating  ANO (excluding  nuclear  fuel),  which  were approximately $226.3 million in 1993, $292.3 million in 1992, and $248.6 million in 1991.


NOTE 12.  SUBSEQUENT EVENT (UNAUDITED)

      In  early February 1994, an ice storm left more than 97,000 AP&L customers without  electric  power in its service area.  The storm  was  the  most  severe natural  disaster  ever  to  affect AP&L, causing  damage  to  transmission  and
distribution  lines,  equipment,  poles, and facilities  in  certain  areas.   A
substantial portion of the related costs, which are estimated to be $25  million
to  $35  million,  are  expected  to  be  capitalized.   Estimated  construction
expenditures  (see  Note  8)  have not yet been updated  to  reflect  the  above amounts.


NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      AP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1993 and 1992 were:

                              Operating    Operating     Net
                               Revenues     Income      Income
                              ---------    ---------   --------
                                       (In Thousands)
     1993:
          First Quarter (1)    $346,740    $ 36,961     $66,081
          Second Quarter       $383,651    $ 53,332     $34,572
          Third Quarter        $519,822    $101,484     $81,677
          Fourth Quarter       $341,355    $ 44,445     $22,967
     1992:
          First Quarter (2)    $338,996    $ 39,402     $41,725
          Second Quarter       $347,224    $ 31,239     $14,052
          Third Quarter        $465,130    $ 79,006     $62,059
          Fourth Quarter       $369,779    $ 30,126     $12,693

(1) The first quarter of 1993 reflects a nonrecurring increase in net income of $50.2 million, net of taxes of $31.1 million, due to the recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1). Beginning with the second quarter, the remaining quarters are not generally comparable to prior year quarters because of the ongoing effects of the accounting change.

(2) The first quarter of 1992 reflects a nonrecurring increase in net income of $19.6 million, net of tax, due to the sale of retail properties in Missouri
     (see Note 2).

                         ARKANSAS POWER & LIGHT COMPANY

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                    1993         1992         1991         1990        1989
                                 ----------   ----------   ----------   ----------  ----------
                                                         (In Thousands)
Operating revenues               $1,591,568   $1,521,129   $1,528,270   $1,481,408  $1,381,871
Income before cumulative
  effect of a change in
  accounting principle           $  155,110   $  130,529   $  143,451   $  129,765  $  131,979
Total assets                     $4,334,105   $4,038,811   $4,192,020   $4,137,938  $4,059,596
Long-term obligations (1)        $1,478,203   $1,453,588   $1,670,678   $1,731,212  $1,584,749

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 1, 3, and 10 for the effect of accounting changes in 1993.

                              1993         1992        1991        1990         1989
                           ----------   ----------  ----------  ----------   ----------
                                               (Dollars in Thousands)
Operating Revenues:
 Residential               $  528,734   $  476,090  $  494,375  $  484,359   $  425,568
 Commercial                   306,742      291,367     289,291     283,971      254,636
 Industrial                   336,856      325,569     324,632     331,929      307,853
 Governmental                  16,670       17,700      19,731      19,599       20,990
                           ----------   ----------  ----------  ----------   ----------
  Total retail              1,189,002    1,110,726   1,128,029   1,119,858    1,009,047
 Sales for resale             379,480      385,028     373,735     339,366      345,377
 Other                         23,086       25,375      26,506      22,184       27,447
                           ----------   ----------  ----------  ----------   ----------
  Total                    $1,591,568   $1,521,129  $1,528,270  $1,481,408   $1,381,871
                           ==========   ==========  ==========  ==========   ==========

Billed Electric Energy
 Sales (Millions of KWH):
 Residential                    5,680        5,102       5,564       5,401        5,098
 Commercial                     4,067        3,841       3,967       3,821        3,644
 Industrial                     5,690        5,509       5,565       5,532        5,513
 Governmental                     230          248         290         285          320
                           ----------   ----------  ----------  ----------   ----------
  Total retail                 15,667       14,700      15,386      15,039       14,575
 Sales for resale              13,950       15,413      16,087      13,618       12,128
                           ----------   ----------  ----------  ----------   ----------
  Total                        29,617       30,113      31,473      28,657       26,703
                           ==========   ==========  ==========  ==========   ==========

                          Gulf States Utilities Company



                            1993 Financial Statements

                          GULF STATES UTILITIES COMPANY

                                   DEFINITIONS


     Certain abbreviations or acronyms used in GSU's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                    Allowance for Funds Used During Construction

AP&L                     Arkansas Power & Light Company

Cajun                    Cajun Electric Power Cooperative, Inc.

DOE                      United States Department of Energy

Entergy or System        Entergy Corporation and its various direct and indirect
                         subsidiaries

Entergy Operations       Entergy Operations, Inc., a subsidiary of Entergy that
                         has operating responsibility for Grand Gulf 1, River
                         Bend, Waterford 3, and Arkansas Nuclear One Steam
                         Electric Generating Station

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Money Pool               Entergy Money Pool, which allows certain System
                         companies to borrow from, or lend to, certain other
                         System companies

MP&L                     Mississippi Power & Light Company

Merger The combination transaction consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

NOPSI                    New Orleans Public Service Inc.

PUCT                     Public Utility Commission of Texas

Rate Cap The level of retail electric base rates in effect at December 31, 1993, for the Louisiana retail jurisdiction, and the level in effect prior to the Texas Cities Rate Settlement for the Texas retail jurisdiction, that may not be exceeded for the five years following December 31, 1993

River Bend               River Bend Steam Electric Generating Station (nuclear),
                         owned 70% by GSU

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System or Entergy        Entergy Corporation and its various direct and indirect
                         subsidiaries

System Agreement         Agreement, effective January 1, 1983, as
                         amended among the System operating companies relating to the sharing of generating capacity and other power resources

System operating
 companies               AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

                          GULF STATES UTILITIES COMPANY

                              REPORT OF MANAGEMENT


     The management of Gulf States Utilities Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

     To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

     The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

     Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                          GULF STATES UTILITIES COMPANY

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Gulf States Utilities Company Audit Committee of the Board of Directors is comprised of four directors, who are not officers of GSU: Bismark A. Steinhagen (Chairman-effective January 2, 1994), Frank W. Harrison, Jr., M. Bookman Peters, and James E. Taussig, II. The committee held two meetings during 1993.

     The Audit Committee oversees GSU's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

     The Audit Committee discussed with GSU's internal auditors and the independent public accountants (Coopers & Lybrand) the overall scope and specific plans for their respective audits, as well as GSU's financial statements and the adequacy of GSU's internal controls. The committee met, together and separately, with GSU's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of GSU's internal controls, and the overall quality of GSU's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                              /S/ BISMARK A. STEINHAGEN

                              BISMARK A. STEINHAGEN
                              Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Gulf States Utilities Company


     We have audited the accompanying balance sheets of Gulf States Utilities Company as of December 31, 1993 and 1992 and the related statements of income, retained earnings and paid in capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 12 to the financial statements, the common stock of the Company was acquired on December 31, 1993.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf States Utilities Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the net amount of capitalized costs for the Company's River Bend Unit I Nuclear Generating Plant (River Bend) exceed those costs currently being recovered through rates. At December 31, 1993, approximately $747 million is not currently being recovered through rates. If current regulatory and court orders are not modified, a write-off of all or a portion of such costs may be required. Additionally, as discussed in Note 2 to the financial statements, other rate-related contingencies exist which may result in a refund of revenues previously collected. The extent of such write-off of River Bend costs or refund of revenues previously collected, if any, will not be determined until appropriate rate proceedings and court appeals have been concluded. Accordingly, no provision for write-off or refund has been recorded in the accompanying financial statements.

     As discussed in Note 8 to the financial statements, civil actions have been initiated against the Company to, among other things, recover the co-owner's investment in River Bend and to annul the River Bend Joint Ownership Participation and Operating Agreement. The ultimate outcome of these proceedings cannot presently be determined. Accordingly, no provision for any liability that may result from the ultimate resolution of these proceedings has been recorded in the accompanying financial statements.

     As discussed in Note 3 to the financial statements, in 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and elected to restate the 1991 and 1992 financial statements for its effects. As discussed in Note 10 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of January 1, 1993. As discussed in Note 1 to the financial statements, as of January 1, 1993, the Company began accruing revenues for energy delivered to customers but not yet billed. As discussed in Note 1 to the financial statements, the Company changed its accounting for power plant materials and supplies as of January 1, 1992.

/S/ COOPERS & LYBRAND

COOPERS & LYBRAND
Houston, Texas
February 11, 1994

                          GULF STATES UTILITIES COMPANY
                                  BALANCE SHEETS
                                      ASSETS


                                                                                    December 31,
                                                                           -----------------------------
                                                                              1993               1992
                                                                           ----------         ----------
                                                                                  (In Thousands)
Utility Plant (Notes 1 and 2):
  Electric                                                                 $6,825,989         $6,770,017
  Natural gas                                                                  42,786             41,160
  Steam products                                                               75,689             72,292
  Property under capital leases (Note 9)                                       86,039             87,214
  Construction work in progress                                                50,080             32,305
  Nuclear fuel under capital leases (Note 9)                                   94,828            106,565
                                                                           ----------         ----------
           Total                                                            7,175,411          7,109,553
  Less - accumulated depreciation and amortization                          2,323,804          2,172,719
                                                                           ----------         ----------
           Utility plant - net                                              4,851,607          4,936,834
                                                                           ----------         ----------
Other Property and Investments:
  Decommissioning trust fund (Note 8)                                          17,873             14,102
  Other - at cost (less accumulated depreciation)                              29,360             36,225
                                                                           ----------         ----------
           Total                                                               47,233             50,327
                                                                           ----------         ----------
Current Assets:
  Cash and cash equivalents (Note 1):
    Cash                                                                        3,012                720
    Temporary cash investments - at cost,
      which approximates market                                               258,337            197,021
                                                                           ----------         ----------
           Total cash and cash equivalents                                    261,349            197,741
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $2.4 million in 1993 and $3.0 million in 1992)                          117,369            124,214
    Other                                                                      18,371             18,405
    Accrued unbilled revenues (Note 1)                                         32,572                  -
  Deferred fuel costs (Note 1)                                                  5,883                  -
  Fuel inventory (Note 1)                                                      23,448             21,159
  Materials and supplies - at average cost                                     86,831             86,972
  Rate deferrals (Note 2)                                                      90,775             85,473
  Accumulated deferred income taxes (Note 3)                                   28,425             91,731
  Prepayments and other                                                        48,948             38,314
                                                                           ----------         ----------
           Total                                                              713,971            664,009
                                                                           ----------         ----------
Deferred Debits and Other Assets:
  Rate deferrals (Note 2)                                                     638,015            728,790
  SFAS 109 regulatory asset - net (Note 3)                                    432,411            357,253
  Long-term receivables                                                       218,079            191,269
  Unamortized loss on reacquired debt                                          70,970             67,074
  Other                                                                       193,490            168,891
                                                                           ----------         ----------
           Total                                                            1,552,965          1,513,277
                                                                           ----------         ----------
           TOTAL                                                           $7,165,776         $7,164,447
                                                                           ==========         ==========

See Notes to Financial Statements.

                          GULF STATES UTILITIES COMPANY
                                  BALANCE SHEETS
                          CAPITALIZATION AND LIABILITIES

                                                                                   December 31,
                                                                           -----------------------------
                                                                              1993               1992
                                                                           ----------        -----------
                                                                                  (In Thousands)
Capitalization:
  Common stock, no par value, authorized  200,000,000
    shares; issued and outstanding 100 shares at
    December 31, 1993 (Notes 5 and 12)                                       $114,055         $1,200,923
  Paid-in capital                                                           1,152,304             67,316
  Retained earnings (Notes 3 and 7)                                           666,401            631,462
                                                                           ----------         ----------
           Total common shareholder's equity                                1,932,760          1,899,701
  Preference stock (Note 5)                                                   150,000                  -
  Preferred stock (Note 5):
    Without sinking fund                                                      136,444            136,444
    With sinking fund                                                         101,004            269,387
  Long-term debt (Note 6)                                                   2,368,639          2,374,458
                                                                           ----------         ----------
           Total                                                            4,688,847          4,679,990
                                                                           ----------         ----------
Other Noncurrent Liabilities:
  Obligations under capital leases (Note 9)                                   152,359            154,923
  Other (Note 8)                                                               47,107             18,865
                                                                           ----------         ----------
           Total                                                              199,466            173,788
                                                                           ----------         ----------
Current Liabilities:
  Currently maturing long-term debt                                               425            160,425
  Accounts payable:
    Associated companies (Note 11)                                              2,745                  -
    Other                                                                     109,840            101,513
  Customer deposits                                                            21,958             21,152
  Taxes accrued                                                                22,856             19,092
  Interest accrued                                                             59,516             62,013
  Nuclear refueling reserve                                                    22,356             10,083
  Deferred fuel cost (Note 1)                                                       -             36,954
  Obligations under capital leases (Note 9)                                    41,713             51,688
  Other                                                                        97,203             66,534
                                                                           ----------         ----------
           Total                                                              378,612            529,454
                                                                           ----------         ----------
Deferred Credits:
  Accumulated deferred income taxes (Note 3)                                1,252,295          1,192,182
  Accumulated deferred investment tax credits (Note 3)                         94,455             94,690
  Deferred River Bend finance charges                                         106,765            131,123
  Other                                                                       445,336            363,220
                                                                           ----------         ----------
           Total                                                            1,898,851          1,781,215
                                                                           ----------         ----------
Commitments and Contingencies (Notes 2, 8, and 9)

           TOTAL                                                           $7,165,776         $7,164,447
                                                                           ==========         ==========

See Notes to Financial Statements.

                              GULF STATES UTILITIES COMPANY
                                 STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended December 31,
                                                                                ------------------------------------------
                                                                                   1993           1992              1991
                                                                                --------       ----------         --------
                                                                                             (In Thousands)
Operating Activities:
    Net income                                                                   $78,862         $133,848         $112,030
    Noncash items included in net income:
      Extraordinary items                                                          1,259            9,597              361
      Cumulative effect of accounting changes                                    (10,660)          (4,032)               -
      Change in rate deferrals                                                    61,115           52,946           38,236
      Depreciation and decommissioning                                           190,405          188,393          187,936
      Deferred income taxes and investment tax credits                            41,302           50,238           43,504
      Allowance for equity funds used during construction                           (726)          (1,226)            (608)
    Changes in working capital:
       Receivables                                                                 6,879            4,373          (12,503)
       Fuel inventory                                                             (2,289)          (4,152)          10,422
      Accounts payable                                                            11,072           (1,171)          (6,912)
      Taxes accrued                                                                3,764           (2,634)             753
      Interest accrued                                                            (2,497)         (15,276)           3,211
      Other working capital accounts                                              (9,582)         (13,675)          12,602
    Decommissioning trust contributions                                            2,710            5,912            2,315
    Purchased power settlement                                                  (169,300)         (20,797)          12,565
    Other                                                                         53,121          (34,816)          29,833
                                                                                --------       ----------         --------
         Net cash flow provided by operating activities                          255,435          347,528          433,745
                                                                                --------       ----------         --------
Investing
    Construction expenditures                                                   (115,481)         (97,377)         (87,470)
    Proceeds received from sale of property                                            -           12,460                -
    Allowance for equity funds used during construction                              726            1,226              608
    Nuclear fuel purchases                                                        (2,118)               -                -
    Proceeds from sale/leaseback of nuclear fuel                                   2,118                -                -
    Other property, investments and escrow account                                 5,921           13,091           10,070
                                                                                --------       ----------         --------
         Net cash flow used in investing activities                             (108,834)         (70,600)         (76,792)
                                                                                --------       ----------         --------
Financing Activities:
    Proceeds from issuance of:
      First mortgage bonds                                                       338,379        1,185,260                -
      Preference stock                                                           146,625                -                -
      Other long-term debt                                                        21,440           48,965          200,000
    Retirement of:
      First mortgage bonds                                                      (360,199)      (1,067,717)         (87,320)
      Other long-term debt                                                       (18,398)        (127,161)        (245,762)
    Redemption of preferred and preference stock                                (174,841)        (174,226)               -
    Dividends paid:
      Preferred and preference stock                                             (35,999)        (237,369)        (127,398)
                                                                                --------       ----------         --------
      Net cash flow used in financing activities                                 (82,993)        (372,248)        (260,480)
                                                                                --------       ----------         --------
Net increase (decrease) in cash and cash equivalents                              63,608          (95,320)          96,473

Cash and cash equivalents at beginning of period                                 197,741          293,061          196,588
                                                                                --------       ----------
Cash and cash equivalents at end of period                                      $261,349         $197,741         $293,061
                                                                                ========       ==========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest - net of amount capitalized                                      $197,058         $239,607         $227,306
      Income taxes                                                               $15,600           $8,000           $5,700
    Noncash investing and financing activities:
      Capital lease obligations incurred                                         $17,143          $87,022          $13,958

See Notes to Financial Statements.


                          GULF STATES UTILITIES COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


     Liquidity is important to GSU due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. GSU requires significant capital resources for the periodic maturity of certain series of debt, preferred stock, and preference stock. Net cash flow from operations totaled $255 million, $348 million, and $434 million in 1993, 1992, and 1991, respectively. Cash flow from operations in 1993 includes nonrecurring items related to the payment of $169.3 million as a result of the settlement of a purchased power dispute. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, preferred and preference dividends, and debt/preferred stock maturities. GSU's ability to fund these capital requirements with cash from operations, results in part from our continued efforts to reduce costs as well as collections under our River Bend rate phase-in plan of previously deferred amounts. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) See
Note 2, incorporated herein by reference, for additional information on GSU's rate phase-in plan. Further, GSU has the ability to meet future capital requirements through future debt and preference stock issuances, as discussed below. See Note 8, incorporated herein by reference, for additional information on GSU's capital and refinancing requirements in 1994 through 1996. Further, in order to take advantage of lower interest and dividend rates, GSU continues to refinance high-cost debt and preferred stock prior to maturity.

     In February 1994, GSU paid to Entergy Corporation a $100 million cash dividend on common stock. Prior to the February 1994 dividend payment, GSU had not paid a common dividend since June 1986.

     Earnings coverage tests (which are impacted by the inclusion of the cumulative effect of the change in accounting principle for accruing unbilled revenues discussed in Note 1) and bondable property additions limit the amount
of first mortgage bonds and preferred stock that GSU can issue.   Based on the
most restrictive applicable tests as of December 31, 1993, and an assumed annual interest rate of 8%, GSU could have issued $425 million of additional first mortgage bonds. As of December 31, 1993, GSU was unable to issue any additional preferred stock. There are no limitations on the issuance of preference stock. GSU has the conditional ability to issue first mortgage bonds against the retirement of first mortgage bonds without satisfying an earnings coverage test.

     See Notes 5 and 6, incorporated herein by reference, for information on GSU's financing activities and Note 4, incorporated herein by reference, for information on GSU's short-term borrowings and lines of credit.

     See Notes 2 and 8 regarding River Bend rate appeals and litigation with Cajun. Substantial write-offs or charges resulting from adverse rulings in these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

                                GULF STATES UTILITIES COMPANY
                                     STATEMENTS OF INCOME

                                                     For the Years Ended December 31,
                                                  -----------------------------------------
                                                     1993           1992            1991
                                                  ----------     ----------      ----------
                                                              (In Thousands)

 Operating Revenues (Notes 1 and 2):
   Electric                                       $1,747,961     $1,694,536      $1,623,959
   Natural gas                                        32,466         28,523          31,858
   Steam products                                     47,193         50,315          46,418
                                                  ----------     ----------      ----------
         Total                                     1,827,620      1,773,374       1,702,235
                                                  ----------     ----------      ----------
 Operating Expenses:
   Operation:
     Fuel for electric generation and fuel-related
      expenses                                       538,887        471,873         446,543
     Purchased power                                 134,936        136,716         161,374
     Gas purchased for resale                         20,529         16,563          19,290
     Other                                           324,617        277,385         248,302
   Maintenance                                       144,766        161,080         142,098
   Depreciation and decommissioning                  190,405        188,393         187,936
   Taxes other than income taxes                      95,742         91,740          88,402
   Income taxes (Note 3)                              46,007         38,058          35,084
   Amortization of rate deferrals (Note 2)            61,115         52,946          38,236
                                                  ----------     ----------      ----------
         Total                                     1,557,004      1,434,754       1,367,265
                                                  ----------     ----------      ----------
 Operating Income                                    270,616        338,620         334,970
                                                  ----------     ----------      ----------
 Other Income:
   Allowance for equity funds used during
    construction                                         726          1,226             608
   Miscellaneous - net                                19,996         64,837          49,947
   Income taxes (Note 3)                             (12,009)       (17,801)        (13,166)
                                                  ----------     ----------      ----------
         Total                                         8,713         48,262          37,389

 Interest Charges:
   Interest on long-term debt                        202,235        239,341         234,418
   Other interest - net                                8,364          9,075          26,038
   Allowance for borrowed funds used during
    construction                                        (731)          (947)           (488)
                                                  ----------     ----------      ----------
         Total                                       209,868        247,469         259,968
                                                  ----------     ----------      ----------
 Income before Extraordinary Items and the
   Cumulative Effect of Accounting Changes            69,461        139,413         112,391

 Extraordinary Items (net of income taxes)
   (Note 1)                                           (1,259)        (9,597)           (361)

 Cumulative Effect of Accounting Changes
   (net of income taxes) (Note 1)                     10,660          4,032               -
                                                  ----------     ----------      ----------
 Net Income                                           78,862        133,848         112,030

 Preferred and Preference Stock Dividend
   Requirements                                       35,581         49,702          63,070
                                                  ----------     ----------      ----------
 Earnings Applicable to Common Stock                 $43,281        $84,146         $48,960
                                                  ==========     ==========      ==========

 See Notes to Financial Statements.

                                       GULF STATES UTILITIES COMPANY
                           STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                                 For the Years Ended December 31,
                                                             ----------------------------------------
                                                               1993            1992            1991
                                                             --------        --------        --------
                                                                          (In Thousands)

Retained Earnings, January 1 (Note 3)                        $631,462        $667,893        $622,026
  Add - Net income                                             78,862         133,848         112,030
        Total                                                 710,324         801,741         734,056
  Deduct:
    Dividends declared:
     Preferred and preference stock                            35,581         158,547          66,163
     Common stock                                                   -               -               -
    Preferred and preference stock redemption                   8,342          11,732               -
                                                             --------        --------        --------
        Total                                                  43,923         170,279          66,163
                                                             --------        --------        --------
Retained Earnings, December 31 (Note 7)                      $666,401        $631,462        $667,893
                                                             ========        ========        ========

Paid-in Capital, January 1                                    $67,316         $73,993         $22,237
    Issuance of 100 shares of no par common
       stock with a stated value of $114,055
       net of the retirement of 114,055,065 shares
       of no par common stock  (Notes 5 and 12)             1,086,868               -               -
    Issuance of 6,000,000 shares of common
       stock in the settlement of purchased
       power dispute                                                -               -          51,775
    Loss on reacquisition of
       preferred  and preference stock                         (1,880)         (6,677)            (19)
                                                           ----------        --------        --------
Paid-in Capital, December 31                               $1,152,304         $67,316         $73,993
                                                           ==========        ========        ========

See Notes to Financial Statements.


                          GULF STATES UTILITIES COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


Net Income

     Net income decreased in 1993 due primarily to Merger-related charges recorded at year-end. Also contributing to the decrease was a rate refund and one-time credit resulting from a November 1993 rate settlement (see Note 2, incorporated herein by reference), the effect of implementing SFAS 106 (see Note 10, incorporated herein by reference), and the impact in 1992 of reducing a purchased power settlement liability. The decrease in net income was partially offset by the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1, incorporated herein by reference) and its ongoing effects. Effective January 1, 1993, GSU began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric and gas revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $139.2 million and net income for 1992 would have been $109.6 million. This increase of $29.6 million is due primarily to increased retail energy sales and decreased interest expense.

     Net income increased in 1992 due primarily to increased revenues, reduced interest charges, and reductions to a previously recorded purchased power settlement liability.

     Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     Operating revenues were higher in 1993 due primarily to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992, and increased fuel adjustment revenues and collections of previously deferred River Bend costs, neither of which affects net income. These increases were partially offset by a refund and one-time credit to Texas retail customers resulting from a rate settlement.

     Operating revenues were higher in 1992 due primarily to increased fuel adjustment revenues and increased collections of previously deferred River Bend costs and, to a lesser extent, to increased energy sales, primarily industrial. Also contributing to the 1992 increase was the fact that revenues were lower in 1991 due in part to a $24.1 million refund provision ordered by the LPSC.

     See "Selected Financial Data - Five-Year Comparison," incorporated herein by reference, following the notes, for information on operating revenues by source and KWH sales.

Expenses

     Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to a higher average per unit cost for gas resulting from increased gas prices in 1993 and increased generation, primarily River Bend. Fuel expense in 1992 increased due to higher average fuel cost, offset partially by reduced generation resulting from a scheduled refueling outage at River Bend in the first half of 1992. Purchased power expense decreased in 1992, despite increased purchases, due to the conclusion in June 1991 of capacity costs associated with the buyback of a portion of Cajun's share of River Bend generation.

     Other operating expenses increased in 1993 due primarily to $52.3 million of Merger-related charges for financial investment advisor fees and early retirement and other severance plan provisions. Charges for other postemployment benefits increased resulting from the adoption of SFAS 106.

     Other operating and maintenance expenses increased in 1992 due to costs in excess of the normal eighteen month outage accrual resulting from an extended refueling outage at River Bend from March to September. Further, amortization of rate deferrals increased in 1993 and 1992 due to increased amortization of amounts in accordance with the River Bend phase-in plan.

Other

     Other miscellaneous income decreased in 1993 and increased in 1992 due primarily to the 1992 effect of reducing a liability relating to a purchased power settlement. In accordance with the settlement, the liability was based upon the price of GSU common stock as of the November 1991 settlement and was subsequently reduced as the price of GSU common stock increased. Interest expense declined in 1993 and 1992 as a result of the continued refinancing of high-cost debt during 1993, 1992, and 1991.

                          GULF STATES UTILITIES COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy Corporation-GSU Merger

     On December 31, 1993, Entergy Corporation completed the Merger with GSU. For further information, see Note 12, incorporated herein by reference.

Competition

     GSU welcomes competition in the electric energy business and believes that a more competitive environment should benefit our customers, employees, and shareholders of Entergy Corporation. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges:

                        Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce rates. In connection with the Merger, GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. GSU's base rates will be reviewed by the LPSC during the first post-Merger earnings analysis, scheduled for mid-1994, for reasonableness of its return on equity. The PUCT will review GSU's base rates in accordance with its Merger approval plan in mid-1994 also. For further information on Merger-related rate agreements, see Note 2, incorporated herein by reference.

     Cogeneration projects developed or considered by certain industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. During 1993, KWH sales to industrial customers at less than full cost of service, which make up approximately 26% of the total industrial class, increased 8%. Sales to the remaining industrial customers decreased 3%.

     Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive.

     In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power, Inc. to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for GSU, but will also expose GSU to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of these rate issues, GSU is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To minimize future costs, GSU is currently working with the PUCT regarding integrated resource planning. Integrated resource planning, or least cost planning, includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years.

                          The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs.

Deregulated Portion of River Bend

     As of December 31, 1993, GSU has not recovered a significant amount of its investment or received any return associated with the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2, incorporated herein by reference, for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continues.

     For the year ended December 31, 1993, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $35.3 million. Operations and maintenance expenses, including fuel, were approximately $33.3 million, and depreciation expense associated with the deregulated asset plan investment was approximately $16.8 million for the year ended December 31, 1993. For the year ended December 31, 1993, GSU recorded nonfuel revenue of $31.5 million (included in the $35.3 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operations and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above, however, would have been incurred at River Bend with or without the deregulated asset plan. Future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. GSU anticipates based on current estimates of the factors discussed above, that future revenues from the deregulated asset plan will fully recover all related costs.

Litigation and Regulatory Proceedings

     See Note 2, incorporated herein by reference, for information on the possibility of material adverse effects on GSU's financial condition resulting from substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed River Bend plant costs and approximately $187 million of Texas retail jurisdiction deferred River Bend operating and carrying costs.

     See Note 8, incorporated herein by reference, for information regarding litigation with Cajun concerning Cajun's ownership interest in River Bend and the possible material adverse effects on GSU's financial condition in the event that GSU is ultimately unsuccessful in this litigation, including a possible filing under the bankruptcy laws.

                          GULF STATES UTILITIES COMPANY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GSU maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

     Prior to January 1, 1993, GSU recognized electric and gas revenues when billed. To provide a better matching of revenues and expenses, effective January 1, 1993, GSU adopted a change in accounting principle to provide for accrual of the nonfuel portion of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993 for the Texas retail jurisdiction, wholesale jurisdiction, and gas department increased 1993 net income by $10.7 million, net of related income taxes of $6.9 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

     In the Louisiana retail jurisdiction, the LPSC issued a rate order, effective March 1, 1991, which required GSU to defer the initial effect when and if GSU changed its accounting for unbilled revenue. The amount of unbilled revenues in the Louisiana jurisdiction was $16.6 million at January 1, 1993. Because of the LPSC rate order, GSU recorded a deferred credit of $16.6 million. There was no cumulative effect of the change recorded in operations. If the LPSC order were to be revised, the net income effect would be $10.1 million, net of related income taxes of $6.5 million. Changes in unbilled revenues in the Louisiana retail jurisdiction subsequent to January 1, 1993 have been recorded in operations.

     GSU's wholesale and Louisiana retail rate schedules include fuel adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues. GSU's Texas retail rate schedules include a fixed fuel factor approved by the PUCT, which remains the same until changed as part of a general rate case or fuel reconciliation, or until the PUCT orders a reconciliation for any over or under collections of fuel costs. Reconcilable fuel and purchased power costs in excess of those included in base rates or recovered through fuel adjustment clauses are deferred (or accrued) until such costs are billed (or credited) to customers.

Utility Plant

     Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of GSU's utility plant is subject to the lien of its mortgage indenture.

     AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and earnings, only recovery of prudently incurred costs are realized in cash through depreciation provisions included in rates allowed by regulators. GSU's AFUDC rates were as follows:

       January 1, 1991 - March 31, 1991      11.50%
       April 1, 1991 - March 31, 1992        11.75%
       April 1, 1992 - March 31, 1993        10.75%
       April 1, 1993 - December 31, 1993     10.50%

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and cost of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.7% in 1993, 1992, and 1991.

Jointly-Owned Facilities

      As of December 31, 1993, GSU owned undivided interests in three jointly-owned electric generating facilities as detailed below:

                                   Total
                          Fuel    Megawatt                            Accumulated
   Generating Stations    Type   Capability   Ownership  Investment   Depreciation
   -------------------   ------  ----------   ---------  ----------   ------------
                                                             (In Thousands)
   River Bend Unit 1     Nuclear    931          70%     $3,056,464     $545,740
   Roy S. Nelson Unit 6    Coal     550          70%     $  389,915     $134,877
   Big Cajun 2 Unit 3      Coal     540          42%     $  219,911     $ 68,150

     GSU's share of operations and maintenance expense related to the jointly-owned units is included in operating expenses. See Note 8 for information regarding unpaid amounts by Cajun for their share of River Bend costs.

Income Taxes

     GSU and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to GSU in proportion to its contribution to the consolidated taxable income subject to the limitations for recognition of net operating loss carryforwards and investment tax credits. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment.

Inventories

     GSU's fuel inventories are comprised of fuel oil and natural gas, valued at weighted average cost, and coal, valued at last-in, first-out cost.

Accounting for Power Plant Materials and Supplies

     During the first quarter of 1992, accounting procedures were changed to include in inventory, power plant materials and supplies previously expensed or capitalized as plant in service. GSU believed this change provided a better matching of costs with related revenues. The change resulted from recommendations during audits by FERC and the LPSC, in addition to a general change in industry practice. The pro forma effect of retroactive application on any period prior to 1992 was not determinable as, prior to this change, GSU did not perform the physical inventory counts necessary to determine inventory balances in prior periods. The effect of the change was to increase materials and supplies by $76.6 million, of which $41.1 million associated with GSU's Texas and Louisiana retail jurisdictions was deferred, and to decrease amounts previously capitalized, primarily plant in service, by $29 million. Amounts deferred for the Louisiana retail jurisdiction are currently being amortized to income over approximately seven years, through February 1998, while amounts deferred for the Texas retail jurisdiction will be amortized to income in future years. The cumulative effect of this accounting change as of January 1, 1992, which relates to the operations on which GSU has discontinued regulatory accounting principles, amounted to $6.5 million before the related income tax effect of $2.5 million.

Reacquired Debt

     The premiums and costs associated with reacquired debt are amortized over the life of the related new issuances for the portions of the business accounted for in accordance with generally accepted accounting principles for regulated enterprises.

       During 1992, GSU extinguished over $1 billion of long-term debt through refinancings. A loss of $81.8 million was recorded associated with the extinguished debt of which $67.2 million of the loss was deferred, representing the portion of GSU's operations allocable to the Texas and Louisiana retail jurisdictions, and began to amortize that amount over the life of the new debt sold to retire the existing debt. A loss of $9.6 million, net of related income taxes of $5.0 million, was charged to income in 1992 as an extraordinary item. Further, refinancings of long-term debt during 1993 resulted in an extraordinary loss of $1.3 million, net of $.7 million of related taxes.

Cash and Cash Equivalents

     GSU considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SFAS 101

     SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to all or part of its operations should report that event in its financial statements. GSU discontinued regulatory accounting principles for the wholesale jurisdiction and steam department, and the Louisiana deregulated portion of River Bend, during 1989 and 1991, respectively.

Fair Value Disclosure

     The estimated fair value of GSU's significant financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that GSU could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

     GSU considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. See Notes 5, 6, and 8 for additional fair value disclosure.


NOTE 2. RATE AND REGULATORY MATTERS

River Bend

     In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudency, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudency of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. Further, the Texas Supreme Court's decision stated that all issues relating to the merits of the original order of the PUCT, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

     In October 1991, the district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base under a 1991 decision regarding El Paso Electric Company's similar deferred costs (El Paso Case). The court further stated that the PUCT erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied, and in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

     In August 1992, the court of appeals in the El Paso Case handed down its second opinion on rehearing modifying its previous opinion on deferred accounting. The court's second opinion concluded that the PUCT may lawfully defer operating and maintenance costs and subsequently include them in rate base, but that the Public Utility Regulatory Act prohibits such rate base treatment for deferred carrying costs. The court stated, however, its opinion would not preclude the recovery of deferred carrying costs. The August 1992 court of appeals opinion was appealed to the Texas Supreme Court where arguments were heard in September 1993. The matter is pending.

     In September 1993, the Texas Third District Court of Appeals (the Third District Court) remanded the October 1991 district court decision to the PUCT "to reexamine the record evidence to whatever extent necessary to render a final order supported by substantial evidence and not inconsistent with our opinion." The Third District Court specifically addressed the PUCT's treatment of certain costs, stating that the PUCT's order was not based on substantial evidence. The Third District Court also applied its most recent ruling in the El Paso Case to the deferred costs associated with River Bend. However, the Third District Court cautioned the PUCT to confine its deliberations to the evidence addressed in the original rate case. Certain parties to the case have indicated their position that, on remand, the PUCT may change its original order only with respect to matters specifically discussed by the Third District Court which, if allowed, would increase GSU's allowed River Bend investment, net of accumulated depreciation and related taxes, by approximately $48 million as of December 31, 1993. GSU believes that under the Third District Court's decision, the PUCT would be free to reconsider any aspect of its order concerning the abeyed $1.4 billion River Bend investment. GSU has filed a motion for rehearing asking the Third District Court to modify its order so as to permit the PUCT to take additional evidence on remand. The PUCT and other parties have also moved for rehearing on various grounds. The Third District Court has not yet ruled on any of these motions.

     As of December 31, 1993, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, and the River Bend plant costs held in abeyance and the related cost deferrals totaled (net of taxes) approximately $14 million, $300 million (both net of depreciation), and $171 million, respectively.
Allowed Deferrals were approximately $95 million, net of taxes and amortization, as of December 31, 1993. GSU estimates it has collected approximately $139 million of revenues as of December 31, 1993, as a result of the originally ordered rate treatment of these deferred costs. However, if the PUCT adopts the most recent decision in the El Paso Case, the possible refunds approximate $28 million as a result of the inclusion of deferred carrying costs in rate base for the period July 1988 through December 1990. However, if the PUCT reverses its decision to reduce GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988, the potential refund of amounts described above could be reduced by an amount ranging from $7 million to $19 million.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of December 31, 1993, of up to $314 million could be required based on the PUCT's ultimate ruling.

     In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

     There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of most, if not all, of these PUCT decisions are currently pending.

     The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

     Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is probable that the deferred costs will be allowed. However, assuming the August 1992 court of appeals' opinion in the El Paso Case is upheld and applied to GSU and the deferred River Bend costs currently held in abeyance are not allowed to be recovered in rates as allowable costs, a net of tax write-off of up to $171 million could be required. In addition, future revenues based upon the deferred costs previously allowed in rate base could also be lost and no assurance can be given as to whether or not refunds (up to $28 million as of December 31, 1993) of revenue received based upon such deferred costs previously recorded will be required.

     See Note 12 for the accounting treatment of preacquisition contingencies, including a River Bend write-down.

Merger-Related Rate Agreements

     The LPSC and the PUCT approved separate regulatory proposals that include the following elements: (1) a five-year Rate Cap on GSU's retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (2) a provision for passing through to retail customers in the respective states the jurisdictional portion of the fuel savings created by the Merger; and (3) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by the shareholder and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires regulatory filings each year by the end of May through 2001. The PUCT regulatory plan provides that such savings will be shared equally by the shareholder and ratepayers, except that the shareholder's portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of regulatory filings currently anticipated to be in June 1994, and February 1996, 1998, and 2001, to ensure that ratepayers' share of such savings be reflected in rates on a timely basis and requires Entergy Corporation to hold GSU's Texas retail customers harmless from the effects of the removal by FERC of a 40 % cap on the amount of fuel savings GSU may be required to transfer to other Entergy operating companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a request for rehearing of FERC's December 15, 1993, order approving the Merger requesting that FERC restore the 40 % cap provision in the fuel cost protection mechanism. The matter is pending.

     FERC approved certain rate schedule changes to integrate GSU into the System Agreement. Certain commitments were adopted to provide reasonable assurance that the ratepayers of AP&L, LP&L, MP&L, and NOPSI will not be allocated higher costs, including, among other things: (1) a tracking mechanism to protect AP&L, LP&L, MP&L, and NOPSI from certain unexpected increases in fuel costs; (2) the distribution of profits from power sales contracts entered into prior to the Merger; (3) a methodology to estimate the cost of capital in future FERC proceedings; and (4) a stipulation that AP&L, LP&L, MP&L, and NOPSI will be insulated from certain direct effects on capacity equalization payments should GSU, due to a finding of imprudent GSU management prior to the Merger, be required to purchase Cajun's 30% share in River Bend (see Note 8).

Texas - Fuel Reconciliation

     In January 1992, GSU applied with the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. GSU proposed to recover net underrecoveries and interest (including underrecoveries related to Nelson Industrial Steam Company (NISCO), discussed below) over a twelve month period. In April 1993, the presiding PUCT administrative law judge (ALJ) issued a report which concluded that GSU incurred approximately $117 million of nonreimbursable fuel costs on a company-wide basis (approximately $50 million on a Texas retail jurisdictional basis) during the reconciliation period.

     Included in the nonreimbursable fuel costs were payments above GSU's avoided cost rate for power purchased from NISCO. The PUCT ordered in 1986 that the purchased power costs from NISCO in excess of GSU's avoided costs be disal lowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which GSU continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, in the appeal of such order, ordered the PUCT to allow GSU to recover purchased power payments in excess of its avoided cost in future proceedings, if GSU established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

     In June 1993, the PUCT, in the fuel reconciliation case, concluded that the purchased power payments made to NISCO in excess of GSU's avoided cost were not reasonably incurred. As a result of the order, GSU recorded additional fuel expenses (including interest) of $2.8 million for non-NISCO related items. The PUCT's order resulted in no additional expenses related to the NISCO issue, or for overcollections related to the fixed fuel factor, as those charges were expensed by GSU as they were incurred. The PUCT concluded that GSU had over-collected its fuel costs in Texas and ordered GSU to refund approximately $33.8 million to its Texas retail customers, including approximately $7.5 million of interest. The PUCT reduced GSU's fixed fuel factor in Texas from about 2.1 cents per KWH to approximately 1.84 cents per KWH. GSU had requested a new fixed fuel factor of about 2.02 cents per KWH. Based on current sales forecasts, adoption of the PUCT's recommended fixed fuel factor would reduce GSU's revenues by approximately $34 million annually. In October 1993, GSU appealed the PUCT's order to the Travis County District Court. No assurance can be given as to the timing or outcome of the appeal.

Texas Cities Rate Settlement

     In the state of Texas, incorporated cities have original jurisdiction over GSU's rates and services within their boundaries, while the PUCT has appellate jurisdiction over intramunicipal rates and original jurisdiction over unincorporated areas.

     In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provides for an initial reduction in annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million to be effective September 1994. Further, the settlement provided for GSU to reduce rates with a $20 million one-time bill credit in December 1993, and to refund approximately $3 million to Texas retail customers on bills rendered in December 1993. The cities rate inquiries had been settled earlier on the same terms.

     In November 1993, in association with the settlement of the above-described rate inquiries, GSU entered into a settlement covering issues related to a March 1991 non-unanimous settlement in another proceeding. Under this settlement, a $30 million rate increase approved by the PUCT in March 1991, became final and the PUCT's treatment of GSU's federal tax expense was settled, eliminating the possibility of refunds associated with amounts collected resulting from the disputed tax calculation.

     In December 1993, a large industrial customer of GSU announced its intention to oppose the settlement of the PUCT rate inquiry. The customer's opposition does not affect the cities' rate settlement. The customer's opposition requires the PUCT to conduct a hearing concerning GSU's rates charged in areas outside the corporate limits of the cities in its Texas service territory to determine whether the settlement's rates are just and reasonable.
A hearing has been set for July 8, 1994. GSU believes that the PUCT will ultimately approve the settlement, but no assurance can be provided in this regard.

Louisiana

     Previous rate orders of the LPSC have been appealed, and pending resolution of various appellate proceedings, GSU has made no write-off for the disallowance of $30.6 million of deferred revenue requirement that GSU recorded for the period December 16, 1987 through February 18, 1988.

Deregulated Asset Plan

   A deregulated asset plan representing an unregulated portion (approximately 22%) of River Bend (plant costs, generation, revenues, and expenses) was established pursuant to a January 1992 LPSC order. The plan allows GSU to sell such generation to Louisiana retail customers at 4.6 cents per KWH or off-system at higher prices with certain sharing provisions for such incremental revenue.

LPSC Return on Equity Review

     In the June 1993 open session, a preliminary report was made comparing the authorized and actual earned rates of return for electric and gas utilities subject to the LPSC's jurisdiction. The preliminary report indicated that several electric utilities, including GSU, may be over-earning based on current estimated costs of equity. The LPSC requested those utilities to file responses indicating whether they agreed with the preliminary report, and to provide their reasons if they did not agree. GSU provided the LPSC with information that GSU believes supports the current rate level. The LPSC decided at its September 7, 1993 open session to defer review of GSU's base rates until the first post-Merger earnings analysis, scheduled for mid-1994.

LPSC Fuel Cost Review

   In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. Hearings are scheduled to begin in March 1994.

River Bend Cost Deferrals

     GSU deferred approximately $369 million of River Bend operating costs, purchased power costs, and accrued carrying charges pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million are not being amortized pending the ultimate outcome of the Rate Appeal. As of December 31, 1993, the unamortized balance of these costs was $330.3 million. Further, GSU deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order. These costs, of which approximately $160.4 million are unamortized as of December 31, 1993, are being amortized over a 10-year period.

     In accordance with a phase-in plan approved by the LPSC, GSU deferred $324.7 million of its River Bend costs related to the period December 1987 through February 1991. GSU has amortized $86.6 million through December 31, 1993, and the remainder of $238.1 million will be recovered over approximately
3.8 years.


NOTE 3.   INCOME TAXES

     Effective January 1, 1993, GSU adopted SFAS 109. This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from its implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 were recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. GSU recorded the adoption of SFAS 109 by restating 1990, 1991, and 1992 financial statements and including a charge of $96.5 million for the cumulative effect of the adoption of SFAS 109 in 1990 primarily for that portion of the operations on which GSU has discontinued regulatory accounting principles. Detailed below are the effects on GSU's 1992 and 1991 results of operations and financial position as of December 31, 1992, resulting from such restatement (in thousands):

                                                                  1991 As     SFAS       1991
                                                                Previously   No. 109      As
                                                                 Reported     Effect   Restated
                                                                ----------  ---------  --------
   Income before extraordinary items and the cumulative effect
      of accounting change                                       $122,449   $(10,058)  $112,391
   Net income                                                    $102,283   $  9,747   $112,030
   Income applicable to common stock                             $ 39,213   $  9,747   $ 48,960

                                                                   1992 As     SFAS      1992
                                                                  Previously  No. 109     As
                                                                   Reported    Effect  Restated
                                                                  ----------  -------  --------
   Income before extraordinary items and the cumulative effect
    of accounting change                                           $133,787   $5,626   $139,413
   Net income                                                      $128,157   $5,691   $133,848
   Income applicable to common stock                               $ 78,455   $5,691   $ 84,146

                                                                         Balance at               Balance at
                                                                        December 31,             December 31,
                                                                           1992 As      SFAS        1992
                                                                         Previously    No. 109        As
                                                                          Reported      Effect     Restated
                                                                        ------------   --------  ------------
   Total assets                                                           $6,858,494   $305,953    $7,164,447
   Total capitalization and liabilities (excluding retained earnings)     $6,153,859   $379,126    $6,532,985
   Retained earnings                                                      $  704,635   $(73,173)   $  631,462

   Income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences were (1992 and 1991 restated for the effects of SFAS 109):

                                                                  For the Years Ended December 31,
                                                       -----------------------------------------------------
                                                             1993              1992               1991
                                                       ----------------   ----------------   ---------------
                                                                  % of               % of              % of
                                                                 Pretax             Pretax            Pretax
                                                       Amount    Income   Amount    Income   Amount   Income
                                                       -------   ------   -------   ------   -------  ------
                                                                     (Dollars in Thousands)
Computed at statutory rate                             $50,101     35.0   $63,662    34.0    $54,415    34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income tax effect     1,332      0.9     3,573     1.9      3,444     2.2
 Rate deferrals - net                                    6,193      4.3     5,439     2.9      5,481     3.4
 Depreciation                                          (11,343)    (7.9)  (15,479)   (8.3)   (12,302)   (7.7)
 Impact of change in tax rate                            5,179      3.6         -       -          -       -
 Book expenses not deducted for tax                     15,134     10.6       142     0.1        187     0.1
 Amortization of investment tax credits                 (4,435)    (3.1)   (4,356)   (2.3)    (4,308)   (2.7)
 Other - net                                             2,123      1.5       413     0.2      1,098     0.7
                                                       -------    -----   -------   -----    -------   -----
   Total income taxes                                  $64,284     44.9   $53,394    28.5    $48,015    30.0
                                                       =======    =====   =======   =====    =======   =====

    Income tax expense (1992 and 1991 restated for the effects of SFAS 109) consisted of the following:

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                           1993        1992         1991
                                                          -------     -------      ------
                                                                   (In Thousands)
   Current
    Federal                                               $16,714     $ 5,621      $4,746
    State                                                       -           -           -
                                                          -------     -------      ------
     Total                                                 16,714       5,621       4,746
                                                          -------     -------      ------
   Deferred - net
    Liberalized depreciation                               37,951      24,287      26,041
    Nuclear unit cancellation costs, net of amortization   (2,930)     (3,107)     (2,954)
    Fuel and purchased power costs (accrued)                7,689        (669)     (4,652)
    Expenses deferred for tax purposes                    (12,387)      3,449      (5,216)
    Tax net operating loss carryforward                    (8,357)     12,349      60,333
    Rate deferrals - net                                  (24,458)    (21,238)    (15,347)
    Unbilled revenues                                       4,999       2,889         813
    Income deferred for book purposes                      (2,102)      2,328     (14,614)
    Louisiana provision for rate refund                     3,793       4,416      (8,209)
    Alternative minimum tax credit                        (22,183)     (8,197)     (5,595)
    Loss on debt extinguishment, net of amortization        1,398      22,314           -
    State tax refund deferred for financial reporting           -           -       6,478
    Purchased power settlement                             66,753       6,562       8,088
    Other                                                  (3,689)      4,590       2,411
                                                          -------     -------     -------
     Total                                                 46,477      49,973      47,577
                                                          -------     -------     -------
   Investment tax credit adjustments - net                  1,093      (2,200)     (4,308)
                                                          -------     -------     -------
     Recorded income tax expense                          $64,284     $53,394     $48,015
                                                          =======     =======     =======

   Charged to operations                                  $46,007     $38,058     $35,084
   Charged to other income                                 12,009      17,801      13,166
   Charged to extraordinary items                            (671)     (4,943)       (235)
   Charged to cumulative effect of accounting changes       6,939       2,478           -
                                                          -------     -------     -------
     Total income taxes                                   $64,284     $53,394     $48,015
                                                          =======     =======     =======

    Significant components of net deferred tax liabilities, as restated for the effects of SFAS 109, as of December 31, 1993 and 1992, were (in thousands):

                                                                   1993           1992
                                                               ------------   ------------
   Deferred tax liabilities:
    Net regulatory assets                                      $  (529,706)   $  (453,064)
    Plant related basis differences                             (1,023,446)      (981,915)
    Rate deferrals - net                                          (169,689)      (194,147)
    Debt reacquisition loss                                        (24,140)       (22,805)
    Other                                                          (25,871)       (29,799)
                                                               -----------    -----------
     Total                                                     $(1,772,852)   $(1,681,730)
                                                               ===========    ===========

   Deferred tax assets:
    Net operating loss carryforwards                           $   307,737    $   294,100
    Investment tax credit carryforward                             176,032        181,560
    Valuation allowance-investment tax credit carryforward         (15,213)             -
    Unbilled revenue                                                12,243         17,242
    Southern Company settlement                                          -         66,753
    Plant related basis differences                                 25,007         22,868
    Alternative minimum tax credit                                  39,860         17,453
    Other                                                          164,135        162,863
                                                               -----------    -----------
                                                                   709,801        762,839
    Investment tax credit carryforwards reserved                  (160,819)      (181,560)
                                                               -----------    -----------
     Total                                                     $   548,982    $   581,279
                                                               ===========    ===========
     Net deferred tax liability                                $(1,223,870)   $(1,100,451)
                                                               ===========    ===========

   As of December 31, 1993, for tax purposes, GSU had federal tax loss carryforwards of approximately $790 million, state tax loss carryforwards of approximately $561 million, and investment tax (ITC) and other credit carryforwards of approximately $179 million which will be used to reduce income tax payments in future years and, if not used, will expire through the year 2008. It is currently anticipated that approximately $15.2 million of ITC carryforwards will expire unutilized as a result of limitations arising from the Merger. A valuation allowance has been provided for that amount. The alternative minimum tax credit, which can be carried forward indefinitely to reduce GSU's future federal income tax liability, was $40 million as of December 31, 1993.


NOTE 4. LINES OF CREDIT AND RELATED BORROWINGS

   As of December 31, 1993, GSU had agreements with banks and banking institutions which provided for short-term lines of credit totaling $113.4 million. Included in the total short-term lines of credit was a $100 million bank credit agreement which expired on March 2, 1994. GSU had no outstanding borrowings under these arrangements as of December 31, 1993.

   A filing has been made with the SEC requesting authorization for GSU to participate in the Money Pool, an intra-system borrowing arrangement designed to reduce the System's dependence on external short-term borrowings, and to enter into new bank lines of credit and commercial paper arrangements. The filing requested a borrowing authorization of $125 million with reservation of jurisdiction over additional amounts up to a maximum of $455 million.


NOTE 5.   PREFERRED, PREFERENCE, AND COMMON STOCK

   The number of shares and dollar value of GSU's preferred and preference stock was:

                                                                                                                   Call Price
                                                                             As of December 31                    Per Share as
                                                                  Shares Outstanding      Total Dollar Value       of December
                                                                   1993        1992        1993         1992        31, 1993
                                                                 ---------    -------    --------    ---------    -----------
                                                                                         (Dollars in Thousands)
   Preference Stock
    Authorized 20,000,000 shares, without
     par value, cumulative
     7% Series (2)                                               6,000,000       -       $150,000     $     -          (1)
                                                                 =========    =======    ========     ========

   Preferred Stock
    Authorized 6,000,000 shares, $100 par  value, cumulative
    Without sinking fund:
     4.40% Series                                                   51,173     51,173      $5,117       $5,117        $108.00
     4.50% Series                                                    5,830      5,830         583          583        $105.00
     4.40% - 1949 Series                                             1,655      1,655         166          166        $103.00
     4.20% Series                                                    9,745      9,745         975          975        $102.82
     4.44% Series                                                   14,804     14,804       1,480        1,480        $103.75
     5.00% Series                                                   10,993     10,993       1,099        1,099        $104.25
     5.08% Series                                                   26,845     26,845       2,685        2,685        $104.63
     4.52% Series                                                   10,564     10,564       1,056        1,056        $103.57
     6.08% Series                                                   32,829     32,829       3,283        3,283        $103.34
     7.56% Series                                                  350,000    350,000      35,000       35,000        $101.80
     8.52% Series                                                  500,000    500,000      50,000       50,000        $102.43
     9.96% Series                                                  350,000    350,000      35,000       35,000        $104.64
                                                                 ---------  ---------    --------     --------
      Total without sinking fund                                 1,364,438  1,364,438    $136,444     $136,444
                                                                 =========  =========    ========     ========
     With sinking fund:
     8.80% Series                                                  237,963    260,275     $23,796      $26,027        $100.00
     9.75% Series                                                   22,576     24,598       2,258        2,460        $100.00
     8.64% Series                                                  196,000    224,000      19,600       22,400        $103.00
     11.48% Series                                                       -    340,000           -       34,000            -
     12.92% Series                                                       -    510,000           -       51,000            -
     11.50% Series                                                       -    712,500           -       71,250            -
     Adjustable Rate Series A, 7.10% (3)                           216,000    240,000      21,600       24,000        $100.00
     Adjustable Rate Series B, 7.15% (3)                           337,500    382,500      33,750       38,250        $103.00
                                                                 ---------  ---------    --------     --------
      Total with sinking fund                                    1,010,039  2,693,873    $101,004     $269,387
                                                                 =========  =========    ========     ========

(1)    This series is not redeemable as of December 31, 1993.
(2) The total dollar value represents the involuntary liquidation value of $25 dollars per share.
(3)    Rates are as of December 31, 1993.

     The fair value of GSU's preferred and preference stock with sinking fund was estimated to be approximately $255 million and $279.5 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

   Changes in the common stock, preference stock, and preferred stock during the last three years were:

                                                                 Number of Shares
                                                    --------------------------------------
                                                         1993         1992         1991
                                                    ------------   ----------   ----------

   Common stock issuances                                    100            -    6,000,000
   Common stock retirements with Merger closing     (114,055,065)           -            -
   Preference stock issuances                          6,000,000            -            -
   Preference stock retirements                                -   (4,000,000)           -
   Preferred stock with sinking fund retirements      (1,683,834)    (559,257)           -

   Minimum cash sinking fund requirements for preferred stock with sinking funds are $6.1 million for each of the years 1994-1998. Limitations based on the ratio of after-tax earnings to fixed charges and preferred dividends are imposed by the Articles of Incorporation (Articles) upon the issuance of additional preferred stock. Based upon the results of operations for the year ended December 31, 1993, GSU is unable to issue any additional preferred stock.


NOTE 6.   LONG-TERM DEBT

   GSU's long-term debt as of December 31, 1993 and 1992, was as follows:

   Maturities        Interest Rates                            December 31
   From    To        From    To                             1993          1992
   ----   ----       ----    ----                        ----------    ----------
                                                               (In Thousands)
  First Mortgage Bonds
   1996   1998       5%      7.35%                       $  345,000    $  345,000
   1999   2003       6.41%   8-1/2%                         470,000       420,000
   2004   2008       6.77%   8-7/8%                         420,000       480,000
   2022   2024       8.70%   8.94%                          450,000       450,000

  Governmental and Industrial Development Bonds
   2006   2016       5.9%     12%                           482,885       483,310
  Debentures - Due 1998, 9.72%                              200,000       200,000
  Notes payable                                                   -       160,000
  Other long-term debt                                        6,879         2,718
  Unamortized premium and discount - net                     (5,700)       (6,145)
                                                         ----------    ----------
     Total long-term debt                                 2,369,064     2,534,883
     Less amount due within one year                            425       160,425
                                                         ----------    ----------
     Long-term debt excluding amount due within one year $2,368,639    $2,374,458
                                                         ==========    ==========

   The fair value of GSU's long-term debt as of December 31, 1993 and 1992 was
estimated to be $2,548.1 million and $2,623 million, respectively.   Fair values
were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

   For the years 1994, 1995, 1996, 1997, and 1998, GSU has long-term debt maturities and cash sinking fund requirements of (in millions) $.4, $50.4, $145.4, $160.9, and $190.9, respectively. In addition, other sinking fund requirements for the years 1994, 1995, 1996, 1997, and 1998 of (in millions) $16.7, $16.7, $15.6, $14.3, and $12.6, respectively, may be satisfied by cash or by certification of property additions at a rate of 167% of such requirements.

   GSU has three outstanding series of pollution control bonds which are collateralized by irrevocable letters of credit which are scheduled to expire before the scheduled maturity of the bonds. The letter of credit collateralizing the $50 million 10-5/8% series due May 1, 2014, expires in May 1994, the letter of credit collateralizing the $28.4 million variable rate series due December 1, 2015, expires in September 1996 and the letter of credit collateralizing the $20 million variable rate series due April 1, 2016, expires in April 1996. GSU plans to refinance these series or renew the letters of credit.


NOTE 7. DIVIDEND RESTRICTIONS

     Certain limitations on the payment of cash dividends on common stock are contained in the Articles, Mortgage Indenture, loan agreements, and applicable state and federal law. Under existing limitations, as part of the short-term line of credit discussed in Note 4, $560 million of GSU's retained earnings are restricted against the payment of common dividends at December 31, 1993. If such restriction did not exist, the most restrictive limitation as of December 31, 1993, as to the amount of such dividends which might be paid, was contained in the Articles. Under the restrictions contained in the Articles, as of December 31, 1993, $21 million of GSU's retained earnings were restricted against the payment of cash dividends or other distributions on common stock.

     On February 1, 1994, GSU paid Entergy Corporation a $100 million cash dividend on common stock. Prior to the February 1, 1994, dividend payment, GSU had not paid a common dividend since June 1986.


NOTE 8. COMMITMENTS AND CONTINGENCIES

Financial Condition

   Although GSU received partial rate relief relating to River Bend, GSU's financial position was strained from 1986 to 1990 by its inability to earn a return on and fully recover its investment and other costs associated with River Bend. GSU's financial position has continued to improve; however, issues to be finally resolved in PUCT rate proceedings and appeals thereof, as discussed in
Note 2, combined with the application of accounting standards, may result in substantial write-offs and charges that could result in substantial net losses being reported in 1994, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

Cajun - River Bend

   GSU has significant business relationships with Cajun, primarily co-ownership of River Bend and Big Cajun 2 Unit 3. GSU and Cajun own 70% and 30% of River Bend, respectively, while Big Cajun 2 Unit 3 is owned 42% and 58% by GSU and Cajun, respectively. GSU operates River Bend, and Cajun operates Big Cajun 2 Unit 3.

   In June 1989, Cajun filed a civil action against GSU in the U. S. District Court for the Middle District of Louisiana. Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) related to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs.

     In March 1992, the district court appointed a mediator to engage in settlement discussions and to schedule settlement conferences between the parties. Discussions with the mediator began in July 1992, however, GSU cannot predict what effect, if any, such discussions will have on the timing or outcome of the case. A trial without a jury is set for April 12, 1994, on the portion of the suit by Cajun to rescind the Operating
Agreement. Two member cooperatives of Cajun have brought an independent action to declare the River Bend Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code.

   See Note 12 for the accounting treatment of preacquisition contingencies, including a charge resulting from an adverse resolution in the Cajun - River Bend litigation.

   In July 1992, Cajun notified GSU that it would fund a limited amount of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its share of the costs associated with certain additional repairs and improvements at River Bend completed during the refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract.
Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit and is reviewing its available legal remedies.

   In September 1992, GSU received a letter from Cajun alleging that the operating and maintenance costs for River Bend are "far in excess of industry averages" and that "it would be imprudent for Cajun to fund these excessive costs." Cajun further stated that until it is satisfied it would fund a maximum of $700,000 per week under protest for the remainder of 1992. In a December 1992 letter, Cajun stated that it would also withhold costs associated with certain additional repairs, of which the majority will be incurred during the next refueling outage, currently scheduled for April 1994. GSU believes that Cajun's allegations are without merit and is considering its legal and other remedies available with respect to the underpayments by Cajun. The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on the fourth refueling outage, and the weekly funding limitation by Cajun was $33.3 million as of December 31, 1993, compared with a $28.4 million unfunded balance as of December 31, 1992. These amounts are reflected in long-term receivables.

   During 1994, and for the next several years, it is expected that Cajun's share of River Bend-related costs will be in the range of $60 million to $70 million per year. Cajun's weak financial condition could have a material adverse effect on GSU, including a possible Nuclear Regulatory Commission (NRC) action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities. If GSU were required to fund Cajun's share of costs, there can be no assurance that such payments could be recovered. Cajun's weak financial condition could also affect the ultimate collectibility of amounts owed to GSU.

Cajun - Transmission Service

   GSU and Cajun are parties to FERC proceedings related to transmission service charge disputes. In April 1992, FERC issued a final order, and in May 1992, GSU and Cajun filed motions for rehearings which are pending consideration by FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In January 1994, FERC denied GSU's request to collect a surcharge while FERC considers the court's remand.

   GSU interprets the FERC order and the court of appeals' decision to mean that Cajun would owe GSU approximately $85 million as of December 31, 1993. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $118 million as of December 31, 1993. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $76 million as of December 31, 1993. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $140.8 million as of December 31, 1993. This amount is reflected in long-term receivables and in other deferred credits, with no effect on net income.

Capital Requirements and Financing

   Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996 are estimated to total $134 million, $128 million, and $119 million, respectively. GSU will also require $214 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and sinking fund requirements. GSU plans to meet the above requirements with internally generated funds and cash on hand. External financing during the period would be primarily for refinancing of higher cost securities. See Note 5 and Note 6 regarding the possible issuance of first mortgage bonds and preference stock and the possible refunding, redemption, purchase or other acquisition of outstanding securities.

Nuclear Insurance

   The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.4 billion as of December 31, 1993. GSU has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.28 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. GSU has one licensed reactor. Any assessments pertaining to this program are subject to the 70/30 % ownership interest between GSU and Cajun. In addition, GSU participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. GSU's maximum assessment under the program is an aggregate of approximately $3.1 million in the event losses exceed accumulated reserve funds.

   GSU and Cajun are members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1993, GSU was insured against such losses up to $2.7 billion with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, GSU is a member of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, GSU could be subject to assessments if losses exceed the accumulated funds available to the insurers.
As of December 31, 1993, the maximum amount of such possible assessments to GSU was $15.9 million.

   The amount of property insurance presently carried by GSU exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

   GSU provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. GSU entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold. The fees payable to the DOE may be adjusted in the future to assure full recovery. GSU considers all costs incurred or to be incurred for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and provisions to recover such costs have been or will be made in applications to regulatory authorities.

   Due to delays of the DOE's repository program for the acceptance of spent nuclear fuel, it is uncertain when shipments of spent fuel from GSU will commence. In the meantime, GSU is responsible for spent fuel storage. Current on-site spent fuel storage capacity at River Bend is estimated to be sufficient until 2003. Thereafter, GSU will provide additional storage capacity at an estimated initial cost of $5 million to $10 million. In addition, approximately $3 million to $5 million will be required every four to five years subsequent to 2003 until DOE's repository begins accepting River Bend spent fuel.

          GSU is recovering in rates amounts sufficient to fund decommissioning costs for River Bend, based on the original 1985 decommissioning cost study of approximately $141 million. The amounts recovered in rates are deposited in external trust funds, with a market value of approximately $18.5 million and $14.5 million at December 31, 1993 and 1992, respectively. The accumulated decommissioning liability of $18.1 million as of December 31, 1993, has been recorded in accumulated depreciation. Decommissioning expense amounting to $3 million was recorded in 1993. A more recent 1991 engineering study, which has not yet been reflected in rates and used as a basis of funding, indicates decommissioning costs may be $279.8 million. GSU feels that recent changes in the laws will tend to allow annual contributions to the trust to remain at current levels of funding and offset or mitigate the increase in decommissioning costs, as indicated in the 1991 engineering study. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment, and management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

   The Energy Act has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. GSU's assessment, which will be adjusted annually for inflation, is $.6 million annually for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The liability of $7.8 million as of December 31, 1993, is recorded in other current liabilities and other noncurrent liabilities and is offset in financial statements by a regulatory asset, recorded as a deferred debit.

Long-Term Contracts

   NISCO Power Purchases. In 1988, GSU entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby GSU's Nelson Units
1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The Industrial Participants are supplying the fuel for the units, while GSU operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. GSU is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1993, 1992, and 1991, the purchases of electricity from the joint venture totaled $62.6 million, $37.8 million, and $61.3 million, respectively.

   Natural Gas Contracts. GSU has long-term gas contracts which will satisfy approximately 75% of its annual requirements. However, such contracts as a whole only require GSU to purchase in the range of 40% of expected total gas needs. Additional gas requirements are satisfied under less expensive short-term contracts. In November 1992, GSU entered into a transportation service agreement which obligated the gas supplier to provide GSU with flexible natural gas swing service to the Sabine and Lewis Creek generating stations. This service is provided by the supplier's pipeline and salt dome gas storage facility, which has a present capacity of 1.3 billion cubic feet of natural gas.

   Coal Contracts. GSU has contracted for a long-term supply of low-sulfur Wyoming coal for use at Nelson Unit 6. This contract, which is set to expire in 2004, will provide a supply of 50 million tons over the term of the contract. Cajun has advised GSU that current contracts will provide an adequate supply of coal for Big Cajun 2 Unit 3 until 1997.

Environmental Issues

   GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of sites on which GSU and others have or have been alleged to have disposed of mate rial designated as hazardous waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease which allegedly occurred from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be very substantial sums, management believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

   As of December 31, 1993, GSU has accrued cumulative amounts related to the cleanup of six sites at which GSU has been designated a potentially responsible party, totaling $25.2 million since 1990. Through December 31, 1993, GSU has expensed $7 million cumulatively on the cleanup, resulting in a remaining liability of $18.2 million as of December 31, 1993.

   GSU is also involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on its financial condition or operating results when resolved in a future period.


NOTE 9.  LEASES

General

    As of December 31, 1993, GSU had capital leases and noncancelable operating leases (excluding nuclear fuel leases) with minimum lease payments as follows:

                                                 Capital    Operating
    Year                                          Leases     Leases
    ----                                         -------    ---------
                                                    (In Thousands)

    1994                                         $ 12,475    $ 19,720
    1995                                           12,475      19,720
    1996                                           12,475      19,720
    1997                                           12,475       9,509
    1998                                           12,475      11,271
    Years thereafter                               93,855      96,749
                                                 --------    --------
    Minimum lease payments                        156,230    $176,689
    Less:  Amount representing interest            63,628    ========
                                                 --------
    Present value of net minimum lease payments  $ 92,602
                                                 ========

    Rental expense for capital and operating leases (excluding nuclear fuel leases) amounted to approximately $31.9 million, $21.9 million, and $14.9 million, in 1993, 1992, and 1991, respectively.

    GSU is leasing the Lewis Creek generating station from its wholly owned consolidated subsidiary, GSG&T.

Nuclear Fuel Lease

    GSU has arrangements to lease nuclear fuel with a non-affiliated third party which finances its acquisition of nuclear fuel through a credit agreement and
the issuance of notes totaling $130 million as of December 31, 1993.   On
January 31, 1994, $25 million of the notes matured, while $40 million of the notes each will mature on January 31, 1995 and January 31, 1996. It is expected that alternative financing will be secured by the lessor upon the maturity of the notes in 1995 and 1996. If the lessor cannot arrange for alternative financing upon the maturity of its borrowings, GSU must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

    Lease payments are based on nuclear fuel use. Nuclear fuel expense of $43.6 million, $31.6 million, and $58.1 million (including interest of $10.2 million, $11.5 million and $12.2 million) was charged to operations in 1993, 1992, and 1991, respectively.


NOTE 10.   POSTRETIREMENT BENEFITS

Pension Plan

    GSU has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits that are based on employees' credited service and the highest five consecutive years of employees' compensation during the last ten years before retirement. GSU funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks and fixed income securities.

    GSU's 1993, 1992, and 1991 pension cost, including amounts capitalized, included the following components:

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                        1993       1992       1991
                                                      --------   --------   --------
                                                             (In Thousands)

    Service cost - benefits earned during the period  $ 10,417   $ 12,396   $ 10,306
    Interest cost on projected benefit obligation       17,643     16,307     15,355
    Actual return on plan assets                       (43,400)   (28,117)   (56,898)
    Net amortization and deferral                       14,863      2,926     36,347
                                                      --------   --------   --------
    Net pension cost                                  $   (477)  $  3,512   $  5,110
                                                      ========   ========   ========

    The funded status of GSU's pension plan as of December 31, 1993 and 1992, was:

                                                              1993         1992
                                                            --------     --------
                                                                (In Thousands)
      Actuarial present value of benefit obligations:
        Vested                                              $197,386     $186,845
        Nonvested                                             13,667       11,508
                                                            --------     --------
        Accumulated benefit obligation                      $211,053     $198,353
                                                            ========     ========

      Plan assets at fair market value                      $337,922     $306,660
      Projected benefit obligation                           259,462      255,573
                                                            --------     --------
      Plan assets in excess of projected benefit obligation   78,460       51,087
      Unrecognized prior service cost                         25,977       24,671
      Unrecognized transition asset                          (16,712)     (19,099)
      Unrecognized net gain                                  (92,910)     (62,321)
                                                            --------     --------
      Accrued pension liability                             $ (5,185)    $ (5,662)
                                                            ========     ========

    The significant actuarial assumptions used in computing the information above were:

                                                           1993    1992    1991
                                                           ----    ----    ----
 Weighted average discount rate                            7.50%   6.50%   7.25%
 Weighted average increase in future compensation levels   5.00    5.75    6.10
 Expected long-term rate of return on plan assets          8.50    8.50    8.50


    Transition assets are being amortized over 15 years.

    In December 1993, GSU recorded a $17 million charge related to the announced early retirement program in connection with the Merger, of which $14.9 million was expensed.

Other Postretirement Benefits

    GSU also provides certain health care and life insurance benefits for retired employees. All of GSU's employees may become eligible for these benefits if they reach retirement age while still working for GSU. The cost of providing these benefits, recorded on a cash basis, was $5.3 million and $5.5 million for the years 1992 and 1991, respectively.

    Effective January 1, 1993, GSU adopted SFAS 106. The new standard requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. GSU continues to fund these benefits on a pay-as-you-go-basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $128 million. This obligation is being amortized over a 20-year period beginning in 1993.

    In March 1993, the PUCT issued a ruling applicable to all Texas utilities that amounts recorded in compliance with SFAS 106 and included in a rate filing test period, will be recoverable in rates (at the time of the next general rate case) and that the postretirement benefit amounts allowed in rates must then be funded by the utility. The PUCT made no specific provision in its order permitting deferral, as a regulatory asset, of these costs. The LPSC ordered GSU to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted. GSU's net income in 1993 was decreased by approximately $7.9 million as a result of adopting SFAS 106.

    GSU's 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components (in thousands):

    Service cost - benefits earned during the period    $ 5,467
    Interest cost on APBO                                 9,976
    Actual return on plan assets                              -
    Amortization of transition obligation                 6,402
                                                        -------
    Net periodic postretirement benefit cost            $21,845
                                                        =======

        The funded status of GSU's postretirement plan as of December 31, 1993, was (in thousands):

    Accumulated postretirement benefit obligation:
    Retirees                                             $  46,270
    Other fully eligible participants                       38,091
    Other active participants                               18,359
                                                         ---------
                                                           102,720
    Plan assets at fair value                                    -
                                                         ---------
    Plan assets in excess of (less than APBO)             (102,720)
    Unrecognized transition obligation                     121,634
    Unrecognized net gain                                  (35,534)
                                                         ---------
    Accrued postretirement benefit liability             $ (16,620)
                                                         =========


    The assumed health care cost trend rate used in measuring the APBO is 10% for 1994, gradually decreasing each successive year until it reaches 5% in 2002. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the APBO as of December 31, 1993, by 13.6% and the sum of the service cost and interest cost by approximately 22.7%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.5%, and 5%, respectively.


NOTE 11.   TRANSACTIONS WITH AFFILIATES

    Effective December 31, 1993, GSU purchases electricity from and/or sells electricity to the other System operating companies under rate schedules filed with FERC.

    Operating revenues include revenues from sales to System operating companies prior to the Merger, totaling $.5 million in 1993, $0 in 1992, and $.5 million in 1991. Operating expenses include charges from System operating companies for purchased power and related charges, prior to the Merger, totaling $25.5 million in 1993, $38.8 million in 1992, and $16.1 million in 1991.


NOTE 12.   ENTERGY CORPORATION-GSU MERGER

    On December 31, 1993, Entergy Corporation and GSU consummated their Merger. GSU became a wholly-owned subsidiary of Entergy Corporation and continues to operate as a corporation under the regulation of the PUCT and the LPSC. As consideration to GSU's shareholders, Entergy Corporation paid $250 million and issued 56,667,726 shares of its common stock in exchange for the 114,055,065 outstanding shares of GSU common stock. The Merger was accounted for under the purchase method of accounting. Various parties have requested rehearings and/or are appealing the approval orders or plans of the SEC, NRC, LPSC, and FERC.

    As a result of the December 31, 1993 Merger closing, GSU recorded expenses totaling $49 million, net of related tax effects, for early retirement and other severance related plans and the payment to financial consultants involved in Merger negotiations on behalf of GSU. See Note 2 for information regarding Merger related rate agreements.

     Entergy Corporation recorded an acquisition adjustment in utility plant in the amount of $380 million representing the excess of the purchase price over the net assets acquired of GSU. The acquisition adjustment will be amortized on a straight-line basis over a 31-year period, which approximates the remaining average book life of GSU's plant. The allocation of the purchase price has been based on preliminary estimates which may be revised at a later date. The possibility of an adverse result in the litigation relating to Cajun (see Note
8) and the possibility of a write-off relating to Texas River Bend ratemaking issues (see Note 2) represent preacquisition contingencies. There may be other contingencies associated with GSU which could also constitute preacquisition contingencies but which have not yet been specifically identified as such by Entergy Corporation. During the allocation period (which will not exceed one year after consummation of the transaction), Entergy Corporation will complete its analyses with respect to these contingencies. Upon completion, should Entergy Corporation no longer believe GSU has a reasonable possibility of attaining a favorable ruling in such preacquisition contingencies, any resulting write-offs and/or losses would cause the reduction of the affected noncurrent assets and an increase of an equal amount in the acquisition adjustment in Entergy Corporation's consolidated financial statements, in accordance with the purchase method of accounting for business combinations. Any resulting write-offs and/or losses would be charged to operations during the current period on GSU's financial statements.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Operating results for the four quarters of 1993 and 1992 were:

                                                    Income (Loss)
                                                       Before
                                                     Extraordinary
                                                    Items and the
                                                   Cumulative Effect    Net
                             Operating   Operating  of Accounting     Income
                              Revenues    Income       Changes        (Loss)
                             ---------   ---------  -------------     -----
                                          (In Thousands)
      1993:
       First Quarter          $404,178   $ 69,408     $ 15,007       $ 25,667
       Second Quarter         $442,223   $ 81,989     $ 31,066       $ 30,781
       Third Quarter          $574,607   $118,032     $ 70,155       $ 69,181
       Fourth Quarter         $406,612   $  1,187     $(46,767)      $(46,767)
      1992:
       First Quarter          $403,279   $ 71,372     $ 24,187       $ 26,209
       Second Quarter         $417,365   $ 78,999     $ 32,155       $ 27,889
       Third Quarter          $517,899   $116,252     $ 66,167       $ 65,648
       Fourth Quarter         $434,831   $ 71,997     $ 16,904       $ 14,102


     GSU's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. See Note 1 for information regarding the change in accounting for unbilled revenues during 1993. See Note 2 for information regarding rate refunds during December 1993, and Note 12 for information regarding Merger-related charges recorded during the fourth quarter of 1993. See Note 1 for information regarding extraordinary items recorded in 1992 due to the extinguishment of debt and for information regarding the cumulative effect of a change in accounting for power plant materials and supplies.

                            GULF STATES UTILITIES COMPANY

                    SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                  1993         1992        1991         1990         1989
                               ----------   ----------  ----------    ----------   ----------
                                                       (In Thousands)
Operating revenues             $1,827,620   $1,773,374  $1,702,235    $1,690,685   $1,607,406
Income (loss) before
  extraordinary items and
  the cumulative effect of
  accounting changes           $   69,461   $  139,413  $  112,391    $  (36,399)  $  (45,573)
Total assets                   $7,165,776   $7,164,447  $7,183,119    $7,135,399   $6,751,432
Long-term obligations (1)      $2,772,002   $2,798,768  $2,816,577    $2,663,249   $2,954,736

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 1 and 10 for the effect of accounting changes in 1993 and 1992 and Notes 2 and 8 regarding River Bend rate appeals and litigation with Cajun.

                                 1993        1992        1991           1990         1989
                              ----------   ---------- ---------      ----------   ----------
                                                   (Dollars in Thousands)
Electric Department
Operating Revenues:
 Residential                  $  585,799   $  560,552 $  547,147     $  523,911   $  487,972
 Commercial                      415,267      400,803    383,883        378,253      357,568
 Industrial                      650,230      642,298    582,568        578,928      541,019
 Governmental                     26,118       26,195     24,792         24,101       22,728
                              ----------   ---------- ----------     ----------   ----------
   Total retail                1,677,414    1,629,848  1,538,390      1,505,193    1,409,287
 Sales for resale                 31,898       24,485     44,136         48,125       51,584
 Other                            38,649       40,203     41,433         43,317       41,003
                              ----------   ---------- ----------     ----------   ----------
   Total Electric Department  $1,747,961   $1,694,536 $1,623,959     $1,596,635   $1,501,874
                              ==========   ========== ==========     ==========   ==========
Billed Electric Energy
 Sales (Millions of KWH):
 Electric Department
 Residential                       7,192        6,825      6,925          6,834        6,473
 Commercial                        5,711        5,474      5,460          5,388        5,198
 Industrial                       14,294       14,413     13,629         13,347       12,333
 Governmental                        296          302        295            285          275
                              ----------   ---------- ----------     ----------   ----------
   Total retail                   27,493       27,014     26,309         25,854       24,279
 Sales for resale                    666          540      1,049          1,180          916
                              ----------   ---------- ----------     ----------   ----------
   Total Electric Department      28,159       27,554     27,358         27,034       25,195
 Steam Department                  1,597        1,722      1,711          1,930        2,271
                              ----------   ---------- ----------     ----------   ----------
   Total                          29,756       29,276     29,069         28,964       27,466
                              ==========   ========== ==========     ==========   ==========

                    Louisiana Power & Light Company


                       1993 Financial Statements

                    LOUISIANA POWER & LIGHT COMPANY

                              DEFINITIONS


     Certain abbreviations or acronyms used in LP&L's Financial
Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym           Term

AFUDC                    Allowance for Funds Used During Construction

AP&L                     Arkansas Power & Light Company

DOE                      United States Department of Energy

Entergy or System        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

Entergy Operations       Entergy  Operations, Inc.,  a  subsidiary  of
                         Entergy   Corporation  that   has   operating
                         responsibility for Grand Gulf 1, Waterford 3,
                         ANO, and River Bend

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station

Grand Gulf Station       Grand Gulf Steam Electric Generating Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Money Pool               Entergy  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to, certain other System companies

MP&L                     Mississippi Power & Light Company

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

Owner Participant        A  corporation that, in connection  with  the
                         Waterford 3 sale and leaseback transactions, has acquired a beneficial interest in a trust, the Owner Trustee of which is the owner and lessor of undivided interest in Waterford 3

Owner Trustee            Each institution and/or individual acting  as
                         owner trustee under a trust agreement with an Owner Participant in connection with the Waterford 3 sale and leaseback transactions

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System or Entergy        Entergy  Corporation and its  various  direct
                         and indirect subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and  NOPSI,
                         collectively

Waterford 3              Unit No. 3 of LP&L's Waterford Steam Electric
                         Generating Station

                    LOUISIANA POWER & LIGHT COMPANY

                         REPORT OF MANAGEMENT


      The management of Louisiana Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

      The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                    LOUISIANA POWER & LIGHT COMPANY

                   AUDIT COMMITTEE CHAIRMAN'S LETTER


      The Louisiana Power & Light Company Audit Committee of the Board of Directors is comprised of three directors, who are not officers of LP&L: Joseph
J. Krebs, Jr. (Chairman), William K. Hood, and H. Duke Shackelford. The committee held four meetings during 1993.

      The Audit Committee oversees LP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Deloitte & Touche) the overall scope and specific plans for their respective audits, as well as LP&L's financial statements and the adequacy of LP&L's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of LP&L's internal controls, and the overall quality of LP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                              /S/ JOSEPH J. KREBS, JR.

                              JOSEPH J. KREBS, JR.
                              Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Louisiana Power & Light Company


      We have audited the accompanying balance sheets of Louisiana Power & Light Company (LP&L) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of LP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of LP&L at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Notes 3 and 10 to the financial statements, in 1993 LP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

                                 LOUISIANA POWER & LIGHT COMPANY
                                          BALANCE SHEETS
                                              ASSETS

                                                                     December 31,
                                                               ------------------------
                                                                  1993          1992
                                                               ----------    ----------
                                                                     (In Thousands)
Utility Plant (Note 1):
  Electric                                                     $4,646,020    $4,577,410
  Electric plant under lease (Note 9)                             225,083       225,083
  Construction work in progress                                   133,536        67,535
  Nuclear fuel under capital leases (Note 9)                       61,375        63,190
  Nuclear fuel                                                      3,823         3,437
                                                               ----------    ----------
           Total                                                5,069,837     4,936,655
  Less - accumulated depreciation and amortization              1,496,107     1,380,282
                                                               ----------    ----------
           Utility plant - net                                  3,573,730     3,556,373
                                                               ----------    ----------

Other Property and Investments:
  Nonutility property                                              20,060        20,060
  Decommissioning trust fund (Note 8)                              22,109        17,121
  Investment in subsidiary company - at equity (Note 8)            14,230        14,230
  Other                                                               984           922
                                                               ----------    ----------
           Total                                                   57,383        52,333
                                                               ----------    ----------

Current Assets:
  Cash equivalents (Note 1):
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies (Note 4)                                   -           593
        Other                                                      33,489        22,189
                                                               ----------    ----------
           Total cash equivalents                                  33,489        22,782
  Special deposits                                                 19,077         4,080
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $1.1 million in 1993 and $2.0 million in 1992)               66,575        58,067
    Associated companies (Note 11)                                  2,952         8,863
    Other                                                          10,656        11,805
    Accrued unbilled revenues (Note 1)                             64,314        57,716
  Deferred fuel costs (Note 1)                                          -         2,939
  Accumulated deferred income taxes (Note 3)                        6,031         4,915
  Materials and supplies - at average cost                         87,204        87,856
  Rate deferrals (Note 2)                                          28,422        28,422
  Prepayments and other                                            16,510        41,527
                                                               ----------    ----------
           Total                                                  335,230       328,972
                                                               ----------    ----------

Deferred Debits:
  Rate deferrals (Note 2)                                          54,031        82,453
  SFAS 109 regulatory asset - net (Note 3)                        349,703             -
  Unamortized loss on reaquired debt                               47,853        48,203
  Other (Note 8)                                                   46,068        40,814
                                                               ----------    ----------
           Total                                                  497,655       171,470
                                                               ----------    ----------

           TOTAL                                               $4,463,998    $4,109,148
                                                               ==========    ==========

See Notes to Financial Statements.

                                  LOUISIANA POWER & LIGHT COMPANY
                                          BALANCE SHEETS
                                  CAPITALIZATION AND LIABILITIES
                                                                     December 31,
                                                               ------------------------
                                                                  1993          1992
                                                               ----------    ----------
                                                                    (In Thousands)
Capitalization:
  Common stock, no par value, authorized 250,000,000
    shares; issued and outstanding 165,173,180 shares in
    1993 and 1992 (Note 5)                                     $1,088,900    $1,088,900
  Capital stock expense and other                                  (6,109)       (7,469)
  Retained earnings (Note 7)                                       89,849        94,510
                                                               ----------    ----------
           Total common shareholder's equity                    1,172,640     1,175,941
  Preferred stock (Note 5):
    Without sinking fund                                          160,500       160,500
    With sinking fund                                             126,302       148,802
  Long-term debt (Note 6)                                       1,457,626     1,445,947
                                                               ----------    ----------
           Total                                                2,917,068     2,931,190
                                                               ----------    ----------

Other Noncurrent Liabilities:
  Obligations under capital leases (Note 9)                        27,508        28,160
  Other (Note 8)                                                   27,672        17,027
                                                               ----------    ----------
           Total                                                   55,180        45,187
                                                               ----------    ----------

Current Liabilities:
  Currently maturing long-term debt (Note 6)                       25,315         1,275
  Notes payable-associated companies (Note 4)                      52,041             -
  Accounts payable:
    Associated companies (Note 11)                                 33,523        37,693
    Other                                                          76,284       100,312
  Customer deposits                                                52,234        49,558
  Taxes accrued                                                    15,110         8,249
  Interest accrued                                                 42,141        41,138
  Dividends declared                                                5,938         6,675
  Gas contract settlement - liability to customers                      -        55,998
  Deferred revenue - gas supplier judgment proceeds (Note 2)       14,632        42,256
  Deferred fuel cost (Note 1)                                         605             -
  Obligations under capital leases (Note 9)                        33,867        35,029
  Other                                                             9,741        11,428
                                                               ----------    ----------
           Total                                                  361,431       389,611
                                                               ----------    ----------

Deferred Credits:
  Accumulated deferred income taxes (Note 3)                      834,899       441,064
  Accumulated deferred investment tax credits (Note 3)            188,843       191,528
  Deferred revenue - gas supplier judgment proceeds (Note 2)            -        14,846
  Deferred interest - Waterford 3 lease obligation (Note 9)        25,372        24,796
  Other                                                            81,205        70,926
                                                               ----------    ----------
           Total                                                1,130,319       743,160
                                                               ----------    ----------

Commitments and Contingencies (Notes 2, 8, and 9)

           TOTAL                                               $4,463,998    $4,109,148
                                                               ==========    ==========

See Notes to Financial Statements.

                                    LOUISIANA POWER & LIGHT COMPANY
                                       STATEMENTS OF CASH FLOWS
                                                                      For the Years Ended December 31,
                                                                     ----------------------------------
                                                                       1993         1992         1991
                                                                     --------     --------     --------
                                                                               (In Thousands)
Operating Activities:
   Net income                                                        $188,808     $182,989     $166,572
   Noncash items included in net income:
       Change in rate deferrals (Note 2)                               28,422       28,422       28,422
       Depreciation and decommissioning                               142,051      138,290      130,898
       Deferred income taxes and investment tax credits                40,261       42,896       73,795
       Allowance for equity funds used during construction             (2,581)      (1,714)      (1,244)
       Amortization of deferred revenues (Note 2)                     (42,470)     (38,646)     (36,310)
   Changes in working capital:
       Receivables                                                     (8,046)      (5,135)      (8,753)
       Accounts payable                                               (28,198)       7,733       13,971
       Taxes accrued                                                    6,861        6,002      (22,642)
       Interest accrued                                                 1,003        2,917       (6,680)
       Other working capital accounts                                  15,205      (16,037)      (2,939)
    Refunds to customers - gas contract settlement                    (56,027)     (56,066)     (56,098)
    Decommissioning trust contributions                                (4,000)      (2,000)      (7,227)
    Other                                                              18,299        5,982        4,403
                                                                     --------     --------     --------
       Net cash flow provided by operating activities                 299,588      295,633      276,168
                                                                     --------     --------     --------
Investing Activities:
    Construction expenditures                                        (163,142)    (150,527)    (135,986)
    Allowance for equity funds used during construction                 2,581        1,714        1,244
                                                                     --------     --------     --------
    Net cash flow used in investing activities                       (160,561)    (148,813)    (134,742)
                                                                     --------     --------     --------
Financing Activities:
    Proceeds from the issuance of:
       First mortgage bonds                                           100,000      269,000            -
       Preferred stock                                                      -       87,000       85,000
       Common stock                                                         -            -      100,000
       Other long-term debt                                            58,000       44,094       49,907
    Changes in short-term borrowings                                   52,041            -            -
    Retirement of:
       First mortgage bonds                                          (100,919)    (309,205)    (320,786)
       Other long-term debt                                           (22,052)     (15,977)      (4,702)
    Redemption of preferred stock                                     (22,500)     (63,981)     (60,500)
    Dividends paid:
       Common stock                                                  (167,600)    (174,600)     (63,552)
       Preferred stock                                                (25,290)     (28,845)     (26,894)
                                                                     --------     --------     --------
       Net cash flow used in financing activities                    (128,320)    (192,514)    (241,527)
                                                                     --------     --------     --------
Net increase (decrease) in cash and cash equivalents                   10,707      (45,694)    (100,101)

Cash and cash equivalents at beginning of period                       22,782       68,476      168,577
                                                                     --------     --------     --------
Cash and cash equivalents at end of period                            $33,489      $22,782      $68,476
                                                                     ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest - net of amount capitalized                          $127,497     $126,674     $172,421
       Income taxes                                                   $62,414      $32,668      $33,133
  Noncash investing and financing activities:
       Capital lease obligations incurred                             $33,210      $37,689      $10,002

See Notes to Financial Statements.

                    LOUISIANA POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to LP&L due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. LP&L requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. Net cash flow from operations totaled $300 million, $296 million, and $276 million in 1993, 1992, and 1991, respectively. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. LP&L's ability to fund these capital requirements results, in part, from our continued efforts to streamline operations and reduce costs, as well as collections under our Waterford 3 rate phase-in plan which exceed the current cash requirements for Waterford 3-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) See
Note 2, incorporated herein by reference, for additional information on LP&L's rate phase-in plan. See Note 8, incorporated herein by reference, for additional information on LP&L's capital and refinancing requirements in 1994 - 1996. Also, in order to take advantage of lower interest and dividend rates, LP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

      Earnings coverage tests and bondable property additions limit the first mortgage bonds and preferred stock that LP&L can issue. Based on the most restrictive applicable tests as of December 31, 1993, and assuming an annual interest or dividend rate of 8%, LP&L could have issued $92 million of additional first mortgage bonds or $686 million of additional preferred stock. Further, LP&L has the conditional ability to issue first mortgage bonds against the retirement of first mortgage bonds, in some cases without satisfying an earnings coverage test.

      See Notes 5 and 6, incorporated herein by reference, for information on LP&L's financing activities and Note 4, incorporated herein by reference, for information on LP&L's short-term borrowings and lines of credit.

                            LOUISIANA POWER & LIGHT COMPANY
                                  STATEMENTS OF INCOME

                                                    For the Years Ended December 31,
                                                  -------------------------------------
                                                     1993          1992         1991
                                                  ----------    ----------   ----------
                                                              (In Thousands)

Operating Revenues (Notes 1, 2, and 11):          $1,729,666    $1,553,745   $1,528,934
                                                  ----------    ----------   ----------

Operating Expenses:
  Operation (Note 11):
    Fuel for electric generation and fuel-related
     expenses                                        338,670       256,313      212,973
    Purchased power (Notes 2 and 8)                  381,252       335,750      344,637
    Other                                            260,419       250,836      253,080
  Maintenance (Note 11)                               98,281        92,363      101,896
  Depreciation and decommissioning                   142,051       138,290      130,898
  Taxes other than income taxes                       50,391        49,507       48,428
  Income taxes (Note 3)                              108,568        83,984       76,104
  Amortization of rate deferrals (Note 2)             28,422        28,422       28,422
                                                  ----------    ----------   ----------
        Total                                      1,408,054     1,235,465    1,196,438
                                                  ----------    ----------   ----------

Operating Income                                     321,612       318,280      332,496
                                                  ----------    ----------   ----------

Other Income:
  Allowance for equity funds used during
   construction                                        2,581         1,714        1,244
  Miscellaneous - net                                  2,069         6,676        8,739
  Income taxes (Note 3)                               (2,245)       (3,053)      (8,616)
                                                  ----------    ----------   ----------
        Total                                          2,405         5,337        1,367
                                                  ----------    ----------   ----------

Interest Charges:
  Interest on long-term debt                         124,632       128,672      158,816
  Other interest - net                                12,325        12,691        9,206
  Allowance for borrowed funds used
   during construction                                (1,748)         (735)        (731)
                                                  ----------    ----------   ----------
        Total                                        135,209       140,628      167,291
                                                  ----------    ----------   ----------

Net Income                                           188,808       182,989      166,572

Preferred Stock Dividend Requirements                 24,754        28,416       27,343
                                                  ----------    ----------   ----------

Earnings Applicable to Common Stock                 $164,054      $154,573     $139,229
                                                  ==========    ==========   ==========

See Notes to Financial Statements.

                          LOUISIANA POWER & LIGHT COMPANY
                          STATEMENTS OF RETAINED EARNINGS

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                     1993       1992        1991
                                                    -------   --------    --------
                                                            (In Thousands)
Retained Earnings, January 1                        $94,510   $117,820     $46,583
  Add:
    Net income                                      188,808    182,989     166,572
                                                    -------   --------    --------
        Total                                       283,318    300,809     213,155
                                                    -------   --------    --------
  Deduct:
    Dividends declared:
      Preferred stock                                24,553     28,416      27,343
      Common stock                                  167,600    174,600      63,552
    Capital stock expenses                            1,316      3,283       4,440
                                                    -------   --------    --------
        Total                                       193,469    206,299      95,335
                                                    -------   --------    --------
Retained Earnings, December 31 (Note 7)             $89,849    $94,510    $117,820
                                                    =======   ========    ========

See Notes to Financial Statements.

                    LOUISIANA POWER & LIGHT COMPANY

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Excluding the effects of implementing SFAS 109 and SFAS 106 (see Notes 3 and 10, incorporated herein by reference), net income for 1993 would have been $198.8 million resulting in an increase of $15.8 million. This increase is due primarily to increased retail energy sales. Net income increased in 1992 due primarily to a decrease in interest expense.

      Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991, are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      See "Selected Financial Data - Five-Year Comparison," incorporated herein by reference, following the notes, for information on operating revenues by source and KWH sales.

      Electric operating revenues were higher in 1993 due primarily to increased fuel adjustment revenues, which do not affect net income, and to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992. Industrial energy sales also increased primarily in the petrochemical industry.

      Electric operating revenues were higher in 1992 due primarily to increased fuel adjustment revenues and revenue from sales for resale. These increases were partially offset by decreased retail base revenues as a result of milder temperatures. Total energy sales remained relatively flat in 1992 with higher sales for resale offset by lower residential and commercial sales resulting from these milder temperatures.

Expenses

      Fuel for electric generation and fuel-related expenses and purchased power increased in 1993 due primarily to an increase in generation requirements resulting primarily from increased retail energy sales and increased fuel costs. Fuel for electric generation and fuel-related expenses increased in 1992 due primarily to a higher average per unit cost for gas resulting from increased gas prices in 1992.

     Total income taxes increased in 1993 due primarily to higher pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS 109.

      Interest expense decreased in 1993 and 1992 as a result of the continued refinancing of high cost debt during 1993 and 1992.

                         LOUISIANA POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

     LP&L welcomes competition in the electric energy business and believes that a more competitive environment should benefit our customers, employees, and shareholders of Entergy Corporation. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges:

                        Retail and Wholesale Rate Issues

      Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. LP&L is scheduled for a review of its rates and rate structure by the LPSC upon expiration of LP&L's current rate freeze in March 1994. Under the same LPSC order, an approximate $46 million per year increase in LP&L's retail rates will also expire in March 1994. See Note 2, incorporated herein by reference, for additional information.

      Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive.

       In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power, Inc. to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for LP&L, but will also expose LP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In light of the rate issues discussed above, LP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, LP&L remains committed to least cost planning. In December 1992, LP&L filed a Least Cost Integrated Resource Plan (Least Cost Plan) with its retail regulators. Least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. LP&L plans to periodically file revised Least Cost Plans.


                          The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs.

                    LOUISIANA POWER & LIGHT COMPANY

                     NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      LP&L  maintains  accounts  in accordance with FERC  and  other  regulatory
guidelines.   Certain  previously reported amounts  have  been  reclassified  to conform to current classifications.

Revenues and Fuel Costs

      LP&L records revenues when billed to its customers and, in addition, accrues revenue for the nonfuel portion of estimated revenues for energy delivered since the latest billings.

      LP&L's rate schedules include fuel adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues.

Utility Plant

      Utility plant is stated at original cost. Partial disallowances of plant cost ordered by the regulators have been recorded as an adjustment to utility plant. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of LP&L's utility plant is subject to the lien of its mortgage indenture. In addition, certain assets of LP&L are subject to the liens of second mortgages related to pollution control revenue bonds.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. LP&L's effective composite rates for AFUDC were 10.4%, 10.7%, and 10.6% for 1993, 1992, and 1991, respectively.

      Utility plant includes the portions of Waterford 3 that were sold and are currently under lease. LP&L retired this property from its continuing property records as formerly owned property released from and no longer subject to LP&L's first mortgage indenture. LP&L is reflecting such leased property for financial reporting purposes as property under lease from others and depreciating this property over the life of the plant. See Note 9 for additional lease disclosure.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.0% in 1993 and 2.9% in 1992 and 1991.

Income Taxes

      LP&L, its parent, and affiliates (excluding GSU prior to 1994) file a consolidated federal income tax return. Income taxes are allocated to LP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, effective January 1, 1993, LP&L changed its accounting for income taxes to conform with SFAS 109.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      LP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Disclosure

      The estimated fair value amounts of financial instruments have been determined by LP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that LP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      LP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, LP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 6, and 8 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

LPSC Investigation

      Pursuant to an LPSC request to explain LP&L's "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction, LP&L sent a response to the LPSC in August 1993. In an August 1993 report to the LPSC, the LPSC's legal consultants acknowledged LP&L's rationale for its cost of debt in comparison to two other utilities subject to the LPSC's jurisdiction. Further, the legal consultants suggested that certain aspects of the LP&L cost of debt could be taken up in any rate proceedings after the expiration of LP&L's rate freeze in March 1994. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's current rate freeze.

Waterford 3 and Grand Gulf 1

      In a series of LPSC orders, court decisions, and agreements between November 1985 and June 1988, LP&L was granted Waterford 3 and Grand Gulf 1 rate relief. In addition, LP&L, in accordance with judicial decisions and LPSC rate orders, deferred a net amount of $266 million of its Waterford 3 costs related to the period November 14, 1985 through January 31, 1988. These deferred costs are being recovered over approximately 8.6 years beginning in April 1988.

      In November 1985, LP&L agreed to permanently absorb, and not recover from its retail customers, 18% of its 14% (approximately 2.52%) FERC-allocated share of the costs of capacity and energy of Grand Gulf 1. However, LP&L was allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH (currently
2.55 cents per KWH through May 1994) for the energy related to the permanently absorbed percentage, with LP&L's permanently retained percentage to be available for sale to non-affiliated parties, subject to LPSC approval. For the year ended December 31, 1993, $91 million was billed to LP&L by System Energy.

March 1989 Order

      A March 1989 LPSC Order, which expires in March 1994, entitled LP&L to an annual increase in retail rates of approximately $45.9 million. Instead of a rate increase, the LPSC allowed LP&L to retain $188.6 million of proceeds LP&L received in October 1988 as a result of litigation with a gas supplier. Therefore, in March 1989 LP&L began amortizing over a 5.3 year period, for the benefit of ratepayers, the proceeds plus accrued interest through February 1989. As of December 31, 1993, the unamortized balance of such jurisdictional proceeds was approximately $14.6 million. LP&L believes that the March 1989 Order has provided approximately the same amount of additional net income as would an annual rate increase of $45.9 million. LP&L agreed to a five-year base rate freeze, at the then current level, except for, among other things, recovery of certain taxes, net increases or decreases in LP&L's costs resulting from proceedings at FERC relating to the Grand Gulf Station, or as a result of catastrophic events. The impact of the March 1989 Order was to increase net income in 1993, 1992, and 1991 by approximately $26.1, $28.5, and $27.7 million, respectively.


NOTE 3.   INCOME TAXES

      Effective January 1, 1993, LP&L adopted SFAS 109. This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income was reduced by $5.7 million, assets were increased by $309.7 million, and liabilities were increased by $315.4 million.

     Income tax expense consisted of the following:

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                      1993       1992      1991
                                                     --------   -------   -------
                                                             (In Thousands)
    Current:
     Federal                                          $62,037   $30,326    $5,180
     State                                              8,514     6,139     3,504
                                                     --------   -------   -------
       Total                                           70,551    36,465     8,684
                                                     --------   -------   -------
    Deferred - net:
     Liberalized depreciation                          54,297    53,751    56,132
     Unbilled revenue                                   3,474    (7,906)      489
     Deferred Waterford 3 expenses                    (14,043)  (14,043)  (14,043)
     Adjustment of prior years' tax provisions          2,665    (5,331)   (3,659)
     Waterford 3 sale and leaseback                    (3,632)   (3,526)   (3,898)
     Gas contract settlement                            9,513    15,180    15,342
     Nuclear refueling and maintenance                 (5,768)    1,989     5,485
     Materials and supplies inventory adjustments      (2,505)   (2,497)     (841)
     Alternative minimum tax                           (8,781)        -    10,361
     Contract deferred revenue                            438       344       540
     Property insurance reserve                            23     3,119      (682)
     Deferred fuel                                     (1,337)    2,977      (357)
     Bond reacquisition                                  (243)    4,868        64
     Decontamination and decommissioning fund           5,273         -         -
     Other                                              3,643     2,964     2,859
                                                     --------   -------   -------
       Total                                           43,017    51,889    67,792
                                                     --------   -------   -------
    Investment tax credit adjustments - net            (2,755)   (1,317)    8,244
                                                     --------   -------   -------
       Recorded income tax expense                   $110,813   $87,037   $84,720
                                                     ========   =======   =======

    Charged to operations                            $108,568   $83,984   $76,104
    Charged to other income                             2,245     3,053     8,616
                                                     --------   -------   -------
       Recorded income tax expense                    110,813    87,037    84,720
    Income taxes applied against the debt
     component of AFUDC                                     -       442       440
                                                     --------   -------   -------
       Total income taxes                            $110,813   $87,479   $85,160
                                                     ========   =======   =======

   Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:

                                                              For the Years Ended December 31,
                                                  ------------------------------------------------------
                                                          1993               1992              1991
                                                  -------------------- ----------------  ---------------
                                                                % of              % of             % of
                                                               Pretax            Pretax           Pretax
                                                   Amount      Income   Amount   Income   Amount  Income
                                                  --------    -------- -------   ------  -------  ------
                                                                     (Dollars in Thousands)
Computed at statutory rate                        $104,867      35.0    $91,809   34.0   $85,439   34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal
  income tax effect                                  6,727       2.2      4,272    1.6     3,797    1.5
 Depreciation                                        2,550       0.9      3,064    1.1     3,182    1.3
 Impact of change in tax rate                       (2,767)     (0.9)    (3,989)  (1.5)   (3,012)  (1.2)
 Recapture of prior years' consolidated
  income tax savings                                   573       0.2       (175)  (0.1)    5,032    2.0
 Amortization of investment tax credits             (6,876)     (2.3)    (6,780)  (2.5)   (6,561)  (2.6)
 SFAS 109 adjustment                                 4,193       1.4          -      -         -      -
 Other - net                                         1,546       0.5     (1,164)  (0.5)   (3,157)  (1.3)
                                                  --------      ----    -------   ----   -------   ----
   Recorded income tax expense                    $110,813      37.0    $87,037   32.1   $84,720   33.7
Income taxes applied against the debt
 component of AFUDC                                      -         -        442     .2       440    0.2
                                                  --------      ----    -------   ----   -------   ----
   Total income taxes                             $110,813      37.0    $87,479   32.3   $85,160   33.9
                                                  ========      ====    =======   ====   =======   ====


      Significant components of LP&L's net deferred tax liabilities as of December 31, 1993, were (in thousands):

    Deferred tax liabilities:
     Net regulatory assets                            $  (422,371)
     Plant related basis differences                     (665,517)
     Rate deferrals                                       (40,737)
     Bond reacquisition loss                              (17,368)
     Other                                                (14,429)
                                                      -----------
      Total                                           $(1,160,422)
                                                      ===========
    Deferred tax assets:
     Unbilled revenues                                $    13,190
     Accumulated deferred investment tax credit            72,667
     Gas contract settlement                               12,917
     Removal cost                                          47,603
     Alternative minimum tax credit                        41,618
     Standard coal plant                                   12,898
     Waterford 3 sale/leaseback                            98,541
     Other                                                 32,120
                                                      -----------
      Total                                           $   331,554
                                                      ===========
     Net deferred tax liabilities                     $  (828,868)
                                                      ===========

     The alternative minimum tax (AMT) credit as of December 31, 1993, was $41.6
million.   This AMT credit can be carried forward indefinitely and  will  reduce
LP&L's federal income tax liability in future years.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized LP&L to effect short-term borrowings up to $125 million, subject to increase to as much as $259 million after further SEC approval. This authorization is effective through November 30, 1994. As of December 31, 1993, LP&L had unused lines of credit for short-term borrowings of $20.2 million from banks within its service territory. In addition, LP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. LP&L had $52 million in outstanding borrowings under the Money Pool arrangement as of December 31, 1993.


 NOTE 5.  PREFERRED AND COMMON STOCK

      The number of shares and dollar value of LP&L's preferred stock was:

                                           As of December 31,
                                ----------------------------------------
                                      Shares                              Call Price Per
                                   Authorized and            Total         Share as of
                                    Outstanding          Dollar Value      December 31,
                                 1993         1992     1993        1992        1993
                                -------     -------   -------    --------  -------------
                                                     (Dollars in Thousands)
Without sinking fund:
 Cumulative, $100 par value
  4.96% Series                   60,000      60,000    $6,000     $6,000     $104.25
  4.16% Series                   70,000      70,000     7,000      7,000     $104.21
  4.44% Series                   70,000      70,000     7,000      7,000     $104.06
  5.16% Series                   75,000      75,000     7,500      7,500     $104.18
  5.40% Series                   80,000      80,000     8,000      8,000     $103.00
  6.44% Series                   80,000      80,000     8,000      8,000     $102.92
  7.84% Series                  100,000     100,000    10,000     10,000     $103.78
  7.36% Series                  100,000     100,000    10,000     10,000     $103.36
  8.56% Series                  100,000     100,000    10,000     10,000     $103.14
 Cumulative, $25 par value
  8.00% Series (1)            1,480,000   1,480,000    37,000     37,000           -
  9.68% Series (1)            2,000,000   2,000,000    50,000     50,000           -
                              ---------   ---------  --------   --------
   Total without sinking fund 4,215,000   4,215,000  $160,500   $160,500
                              =========   =========  ========   ========
With sinking fund:
 Cumulative, $100 par value
  7.00% Series (1)              500,000     500,000   $50,000    $50,000           -
  8.00% Series (1)              350,000     350,000    35,000     35,000           -
 Cumulative, $25 par value
  10.72% Series                 390,211     630,211     9,755     15,755      $26.34
  13.12% Series                  61,121     221,121     1,528      5,528      $26.64
  14.72% Series                     416     200,416        10      5,010      $26.84
  12.64% Series               1,200,370   1,500,370    30,009     37,509      $27.37
                              ---------   ---------  --------   --------
   Total with sinking fund    2,502,118   3,402,118  $126,302   $148,802
                              =========   =========  ========   ========

(1)  These series are not redeemable as of December 31, 1993.

     The fair value of LP&L's preferred stock with sinking fund was estimated to be approximately $141.9 million and $171.5 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      As of December 31, 1993, LP&L had 2,195,000 and 6,320,000 shares of cumulative, $100 and $25 par value preferred stock, respectively, that were authorized but unissued.

      Changes in the common stock and preferred stock, with and without sinking fund, during the last three years were:

                                                 Number of Shares
                                      --------------------------------------
                                         1993          1992         1991
                                      ----------   -----------   -----------
      Common stock issuances                   -             -    15,168,800
      Preferred stock issuances:
        $100 par value                         -       500,000       350,000
        $25 par value                          -     1,480,000     2,000,000
      Preferred stock retirements:
        $100 par value                         -      (370,000)     (350,000)
        $25 par value                   (900,000)   (1,015,160)   (1,020,000)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1993 are (in millions): 1994 - $8.3; 1995 - $6.8; 1996 - $6.8; 1997 - $4.5; and 1998 - $3.8. LP&L has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

      LP&L has SEC authorization for the issuance and sale, through December 31, 1994, of up to $285 million of preferred stock (of which $113 million remained available as of December 31, 1993). The proceeds would be used for the refinancing of higher cost debt and preferred stock and general corporate purposes. LP&L has SEC authorization through December 31, 1994 for the acquisition, in whole or in part, of up to $75 million aggregate par value of certain outstanding series of its preferred stock.


NOTE 6.   LONG-TERM DEBT

     LP&L's long-term debt as of December 31, 1993 and 1992 was:

   Maturities        Interest Rates
  From   To         From     To                               1993           1992
  ----  -----       -----    ------                         ---------      --------
                                                                 (In Thousands)
 First Mortgage Bonds
  1994   1998       4-5/8%   10.36%                          $204,000      $204,000
  1999   2003       7-1/2%   9-3/8%                           361,520       306,520
  2004   2006       8-3/4%                                          -        52,767
  2020   2022       8-1/2%   10-1/8%                          185,000       185,000

 Governmental Obligations*
  1993   2008       6-2/5%   8%                                37,794        15,520
  2009   2023       5.95%    8-1/4%                           350,000       314,589

Long-Term Obligation - Purchase Agreement                           -        21,737
Waterford 3 Lease Obligation, 8.76% (Note 9)                  353,600       353,600
Unamortized Premium and Discount - Net                         (8,973)       (6,511)
                                                           ----------    ----------
  Total Long-Term Debt                                      1,482,941     1,447,222
  Less Amount Due Within One Year                              25,315         1,275
                                                           ----------    ----------
  Long-Term Debt Excluding Amount Due Within One Year      $1,457,626    $1,445,947
                                                           ==========    ==========

 * Consists of pollution control bonds and municipal revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of LP&L's long-term debt, excluding Waterford 3 lease obligation and long-term Purchase Agreement, as of December 31, 1993 and 1992 was estimated to be $1,205.1 million and $1,123.0 million, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      For the years 1994, 1995, 1996, 1997, and 1998, LP&L has long-term debt maturities and cash sinking fund requirements of (in millions): $25.3, $75.3, $35.3, $34.3, and $35.3, respectively. In addition, other sinking fund requirements of approximately $6 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      LP&L has SEC authorization for the issuance and sale through December 31, 1994, of up to $625 million of first mortgage bonds (of which $256 million remained available as of December 31, 1993) and to enter into agreements, subject to meeting certain conditions, with the Parish of St. Charles, Louisiana (Parish) whereby the Parish would issue and sell up to $250 million of tax-exempt revenue bonds (of which $98 million remained available as of December 31, 1993) in order to reimburse LP&L for, or to permanently finance, the costs of certain solid waste disposal, sewage disposal, and/or air or water pollution control facilities. LP&L also has SEC authorization for the acquisition, in whole or in part, through December 31, 1994 and prior to their respective maturities, (1) up to $436 million of its outstanding first mortgage bonds, including, but not limited to, the 10.36% Series due December 1, 1995, and
(2) up to $75 million of outstanding pollution control revenue bonds, including, but not limited to, the 8.25% St. Charles Parish Pollution Control Revenue Bonds, Series 1984 due 2014, and the 8% Second Series 1984 Bonds due 2014.


NOTE 7.   DIVIDEND RESTRICTIONS

      LP&L's Restated Articles of Incorporation, as amended, and certain of its indentures, contain provisions restricting the payment of cash dividends or other distributions on common stock. As of December 31, 1993, none of LP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1994, LP&L paid Entergy Corporation a $17.9 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996 are estimated to total $156 million, $143 million, and $142 million, respectively. LP&L will also require $158 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. LP&L plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of debt and preferred stock. See Notes 5 and 6 regarding the possible refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for LP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. LP&L's monthly obligation for payments under the agreement is approximately $8 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Payments or advances under the Availability Agreement are only required if funds available to System Energy from all sources are less than the amount required under the Availability Agreement. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. In 1989, the Availability Agreement was amended to provide that the write-off of $900 million of Grand Gulf 2 costs would be amortized for Availability Agreement purposes over a period of 27 years, in order to avoid the need for payments by AP&L, LP&L, MP&L, and NOPSI. If AP&L, MP&L, or NOPSI fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, LP&L could be liable for payments to System Energy, in amounts that cannot be determined, over and above its payments under the Unit Power Sales Agreement.

Reallocation Agreement

     System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      LP&L has a 33% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including LP&L, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1993, LP&L had approximately $14.2 million of loans outstanding to System Fuels which mature in 2008.

      In addition, System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase the nuclear materials and services financed under the agreement.

Long-Term Contracts

     LP&L has a long-term agreement through 2031 to purchase energy generated by a hydroelectric facility. During 1993, 1992, and 1991, LP&L made payments under the contract of approximately $73.1 million, $39.1 million, and $43.2 million, respectively. If the maximum percentage (94%) of the energy is made available to LP&L, current production projections would require estimated payments of approximately $47 million per year through 1996, $54 million in 1997, and a total of $3.5 billion for the years 1998 through 2031. LP&L recovers the costs of purchased energy through its fuel adjustment clause.

      In June 1992, LP&L agreed to a renegotiated 20-year natural gas supply contract. LP&L has agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $9 million through 1997, and a total of $124 million for the years 1998 through 2012. LP&L recovers the cost of fuel consumed during the generation of electricity through its fuel adjustment clause.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.4 billion, as of December 31, 1993. LP&L has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.28 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. LP&L has one licensed reactor. In addition, LP&L participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. LP&L's maximum assessment under the program is an aggregate of approximately $3.1 million in the event losses exceed accumulated reserve funds.

      LP&L is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1993, LP&L was insured against such losses up to $2.7 billion, with $250 million of this amount designated to cover any shortfall in the NRC required decommissioning trust funding. In addition, LP&L is a member of an insurance program that covers certain costs of replacement power and business interruption incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, LP&L could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1993, the maximum amount of such possible assessments to LP&L was $24.34 million.

      The amount of property insurance presently carried by LP&L exceeds the Nuclear Regulatory Commission's (NRC) minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

     LP&L provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. LP&L entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983. The fees payable to the DOE may be adjusted in the future to assure full recovery. LP&L considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and provisions to recover such costs have been accepted by the LPSC.

      Due to delays of the DOE's repository program for the acceptance of spent nuclear fuel, it is uncertain when shipments of spent fuel from LP&L will commence. In the meantime, LP&L is responsible for spent fuel storage. Current on-site spent fuel storage capacity at Waterford 3 is estimated to be sufficient until 2000. Thereafter, LP&L will provide additional storage capacity at an estimated initial cost of $5.0 million to $10.0 million. In addition, approximately $3.0 million to $5.0 million will be required every four to five years subsequent to 2000 until the DOE's repository begins accepting Waterford 3's spent fuel.

      Decommissioning costs for Waterford 3 were estimated to be $203.0 million (in 1988 dollars), based on a 1988 update to the original cost study. LP&L had LPSC authorization to fund and recover $4.0 million of decommissioning costs annually through 1993, based on the 1988 study update. LP&L will begin funding $4.8 million in 1994 in anticipation of a 1994 study update and a related LPSC review and determination of appropriate funding levels. These amounts are deposited in an external trust fund which has a market value of $23.5 million and $17.4 million as of December 31, 1993 and 1992, respectively. The accumulated decommissioning liability of $22.1 million as of December 31, 1993 has been recorded in accumulated depreciation. Decommissioning expense in the amount of $4.0 million was recorded in 1993. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment, and management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The Energy Act has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments will be used to set up a fund into which contributions from utilities and the federal government will be placed. LP&L's annual assessment, which will be adjusted annually for inflation, is $1.2 million (in 1993 dollars) annually for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $17.1 million at December 31, 1993 is recorded in other current liabilities and other noncurrent liabilities, according to FERC guidelines, and is offset in the financial statements by a regulatory asset, recorded as a deferred debit.

NOTE 9.   LEASES

General

      As of December 31, 1993, LP&L had noncancelable operating leases with minimum lease payments as follows (in thousands):

     1994                                         $4,024
     1995                                          3,844
     1996                                          3,706
     1997                                          3,644
     1998                                          3,549
     Years thereafter                              6,717
                                                 -------
     Minimum lease payments                      $25,484
                                                 =======

     Rental expense for operating leases amounted to approximately $6.6 million, $8.7 million, and $8.6 million in 1993, 1992, and 1991, respectively.

Nuclear Fuel Lease

      LP&L has an arrangement to lease nuclear fuel in an amount up to $95 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement, which was entered into in 1989, has been extended to January 1997 and the notes have varying remaining maturities of up to 5 years. It is expected that the credit arrangement will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements. If the lessor cannot arrange for alternative financing upon maturity of its borrowings, LP&L must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $39.9 million, $38.3 million, and $39.8 million (including interest of $4.9 million, $5.4 million, and $7.5 million) was charged to operations in 1993, 1992, and 1991, respectively.

Waterford 3 Lease Obligations

     On September 28, 1989, LP&L entered into three substantially identical, but entirely separate, transactions for the sale (for an aggregate cash consideration of $353.6 million) and leaseback of three undivided portions of its 100% ownership interest in Waterford 3. The three undivided interests in
Waterford 3 sold and leased back exclude certain transmission, pollution control, and other facilities that are part of Waterford 3. The interests sold and leased back, as described above, are equivalent on an aggregate cost basis to approximately 9.3% of Waterford 3. The sales were made to an Owner Trustee under three separate, but identical, trust agreements with three Owner Participants. LP&L is leasing back the sold interests from the Owner Trustee on a net lease basis over an approximate 28-year basic lease term. LP&L has options to terminate the lease and to repurchase the sold interests in Waterford 3 at certain intervals during the basic lease term. Further, at the end of the basic lease term, LP&L has an option to renew the lease or to repurchase the undivided interests in Waterford 3.

      The Owner Trustee acquired the interests with funds provided by the Owner Participants and with funds obtained from the issuance and sale by the Owner Trustee of intermediate-term and long-term bonds. The lease payments to be made by LP&L will be sufficient to service the debt incurred by the Owner Trustee.

      If LP&L does not exercise its option to repurchase the undivided interests in Waterford 3 on the fifth anniversary (September 1994) of the closing date of the sale and leaseback transactions, LP&L will be required to provide collateral to the Owner Participants for the equity portion of certain amounts payable by LP&L under the lease. Such collateral requirements are to be in the form of either a bank letter of credit or the pledge of new series of first mortgage bonds issued by LP&L under its first mortgage bond indenture.

      Upon the occurrence of certain adverse events (including lease events of default, events of loss, deemed loss events or certain adverse "Financial Events" with respect to LP&L), LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance its acquisition of the undivided interests in Waterford 3. "Financial Events" include, among other things, failure by LP&L, following the expiration of any applicable grace or cure periods, to maintain (1) as of the end of any fiscal quarter, total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (2) in respect of the 12-month period ending on the last day of any fiscal quarter, a fixed charge coverage ratio of at least 1.50. As of December 31, 1993, LP&L's total equity capital (including preferred stock) was 48.59% of adjusted capitalization and its fixed charge coverage ratio was 3.18.

     In accordance with SFAS No. 98, "Accounting for Leases," due to "continuing involvement" by LP&L, the sale and leaseback by LP&L of the undivided portions of Waterford 3, as described above, are required to be reflected for financial reporting purposes as financing transactions in LP&L's financial statements even though such portions are no longer owned by LP&L. See Note 1 for further information regarding financial reporting treatment.

     As of December 31, 1993, LP&L had future minimum lease payments (reflecting an overall implicit rate of 8.76%) in connection with the Waterford 3 sale and leaseback transactions as follows (in thousands):

     1994                                                $32,568
     1995                                                 32,569
     1996                                                 35,165
     1997                                                 39,805
     1998                                                 41,447
     Years thereafter                                    726,744
                                                        --------
     Minimum lease payments                             $908,298
                                                        ========

NOTE 10.  POSTRETIREMENT BENEFITS

Pension Plan

      LP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. LP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      Effective October 1, 1988, LP&L amended its plan to designate NOPSI as a participating employer. LP&L's pension expense allocation policy results in substantially the same expense as that which would have been recorded if LP&L had not designated NOPSI as a participating employer. Pension costs are allocated to NOPSI based on an evaluation determined by an independent actuary.

      Effective June 6, 1990, LP&L's Waterford 3 nuclear employees became employees of Entergy Operations. However, the employees still remain under LP&L's plan, and no transfers of related pension liabilities and assets have been made.

      LP&L's 1993, 1992, and 1991 pension cost, including amounts capitalized, included the following components:

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                           1993      1992      1991
                                                         -------    ------    ------
                                                               (In Thousands)

     Service cost - benefits earned during the period     $4,900    $4,307    $4,102
     Interest cost on projected benefit obligation        14,684    14,110    13,121
     Actual return on plan assets                        (26,533)  (14,329)  (38,644)
     Net amortization and deferral                         8,712    (3,113)   21,940
     Other                                                     -         -       559
                                                         -------    ------   -------
     Net pension cost                                     $1,763     $ 975    $1,078
                                                         =======    ======    ======

      The funded status of LP&L's pension plan as of December 31, 1993 and 1992, was (excluding amounts allocable to NOPSI):

                                                                         1993          1992
                                                                       --------      --------
                                                                           (In Thousands)
  Actuarial present value of accumulated pension plan benefits:
   Vested                                                              $179,049      $160,001
   Nonvested                                                                768           558
                                                                       --------      --------
   Accumulated benefit obligation                                      $179,817      $160,559
                                                                       ========      ========

  Plan assets at fair value                                            $224,203      $209,667
  Projected benefit obligation                                          211,928       183,985
                                                                       --------      --------
  Plan assets in excess of projected benefit obligation                  12,275        25,682
  Unrecognized prior service cost                                         6,257         6,723
  Unrecognized transition asset                                         (22,460)      (25,268)
  Unrecognized net gain                                                  (5,734)      (15,036)
                                                                       --------      --------
                                                                         (9,662)       (7,899)
  Unfunded portion of NOPSI pension liability                           (12,256)      (23,161)
                                                                       --------      --------
  Accrued pension liability                                            $(21,918)     $(31,060)
                                                                       ========      ========


      The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991; weighted average rate of increase in future compensation levels, 5.6%; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over 15 years.

Other Postretirement Benefits

      LP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for LP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $3.7 million. Prior to 1992, the cost of providing these benefits for retirees was not separable from the cost of providing benefits for active employees. Based on the ratio of the number of retired employees to the total number of active and retired employees in 1991, the cost of providing these benefits in 1991, recorded on a cash basis, for retirees was approximately $3.5 million.

      Effective January 1, 1993, LP&L adopted SFAS 106. The new standard requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. LP&L continues to fund these benefits on a pay-as-you-go basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $59.4 million. This obligation is being amortized over a 20-year period beginning in 1993.

      The LPSC ordered LP&L to use the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted. LP&L's net income in 1993 was decreased by approximately $4.2 million as a result of adopting SFAS 106.

      LP&L's 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components (in thousands):

     Service cost - benefits earned during the period          $2,083
     Interest cost on APBO                                      4,749
     Actual return on plan assets                                   -
     Amortization of transition obligation                      2,971
                                                               ------
     Net periodic postretirement benefit cost                  $9,803
                                                               ======

      The funded status of LP&L's postretirement plan as of December 31, 1993, was as follows (in thousands):

     Accumulated postretirement benefit obligation:
      Retirees                                              $41,769
      Other fully eligible participants                       6,825
      Other active participants                              21,085
                                                            -------
                                                             69,679
     Plan assets at fair value                                    -
                                                            -------
     Plan assets less than APBO                             (69,679)
     Unrecognized transition obligation                      56,459
     Unrecognized net loss                                    7,579
                                                            -------
     Accrued post retirement benefit liability              $(5,641)
                                                            =======

     The assumed health care cost trend rate used in measuring the APBO was 9.9% for 1994, gradually decreasing each successive year until it reaches 5.6% in 2020. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1993, by 9.1% and the sum of the service cost and interest cost by approximately 11.8%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.5% and 5.5%, respectively.


NOTE 11.  TRANSACTIONS WITH AFFILIATES

      LP&L buys electricity from and/or sells electricity to AP&L, MP&L, NOPSI, and System Energy under rate schedules filed with FERC. In addition, LP&L purchases fuel from System Fuels, receives technical and advisory services from Entergy Services, Inc. and receives operating services from Entergy Operations.

      Operating revenues include revenues from sales to affiliates amounting to $4.8 million in 1993, $5.5 million in 1992, and $0.2 million in 1991. Operating expenses include charges from affiliates for fuel costs, purchased power and related charges, management services, and technical and advisory services totaling $322 million in 1993, $314.3 million in 1992, and $327.9 million in 1991. LP&L pays directly or reimburses Entergy Operations for the costs associated with operating Waterford 3 (excluding nuclear fuel), which were approximately $118.9 million in 1993, $152.1 million in 1992, and $151.1 million in 1991.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      LP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1993 and 1992 were:

                                Operating    Operating      Net
                                Revenues      Income      Income
                                ---------    ---------    -------
                                          (In Thousands)
   1993:
     First Quarter              $357,856      $ 56,875    $25,733
     Second Quarter             $399,570      $ 79,472    $46,932
     Third Quarter              $545,487      $124,789    $92,287
     Fourth Quarter             $426,753      $ 60,476    $23,856
   1992:
     First Quarter              $336,588      $ 59,585    $25,366
     Second Quarter             $364,694      $ 81,679    $46,560
     Third Quarter              $464,975      $116,797    $82,627
     Fourth Quarter             $387,488      $ 60,219    $28,436

                    LOUISIANA POWER & LIGHT COMPANY

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON
                                 1993        1992        1991        1990       1989
                              ----------  ----------  ----------  ----------  ----------
                                                     (In Thousands)
Operating revenues            $1,729,666  $1,553,745  $1,528,934  $1,485,572  $1,426,806
Net income                    $  188,808  $  182,989  $  166,572  $  155,049  $  106,613
Total assets                  $4,463,998  $4,109,148  $4,131,751  $4,262,124  $4,280,474
Long-term obligations (1)     $1,611,436  $1,622,909  $1,582,606  $1,867,369  $1,915,286

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 3 and 10 for the effect of accounting changes in 1993.

                               1993         1992         1991         1990         1989
                            ----------   ----------   ----------  ----------   ----------
                                                   (Dollars in Thousands)
Operating Revenues:
 Residential                  $572,738     $518,255     $525,594    $520,800     $496,800
 Commercial                    345,254      320,688      318,613     314,700      305,600
 Industrial                    652,574      578,741      558,036     532,800      541,200
 Governmental                   29,723       27,780       28,303      26,500       25,800
                            ----------   ----------   ----------  ----------   ----------
  Total retail               1,600,289    1,445,464    1,430,546   1,394,800    1,369,400
 Sales for resale               49,388       38,632       31,997      41,800       38,100
 Other                          79,989       69,649       66,391      49,000       19,300
                            ----------   ----------   ----------  ----------   ----------
  Total                     $1,729,666   $1,553,745   $1,528,934  $1,485,600   $1,426,800
                            ==========   ==========   ==========  ==========   ==========

Billed Electric Energy
Sales (Millions of KWH):
 Residential                     7,368        6,996        7,182       7,169        6,865
 Commercial                      4,435        4,307        4,367       4,299        4,175
 Industrial                     15,914       15,013       14,832      14,170       14,025
 Governmental                      398          385          405         382          369
                            ----------   ----------   ----------  ----------   ----------
  Total retail                  28,115       26,701       26,786      26,020       25,434
 Sales for resale                1,325        1,305        1,201       1,149        1,014
                            ----------   ----------   ----------  ----------   ----------
  Total                         29,440       28,006       27,987      27,169       26,448
                            ==========   ==========   ==========  ==========   ==========

                       Mississippi Power & Light Company



                           1993 Financial Statements

                       MISSISSIPPI POWER & LIGHT COMPANY

                                  DEFINITIONS

     Certain abbreviations or acronyms used in MP&L's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym                 Term

AFUDC                    Allowance for Funds Used During Construction

AP&L                     Arkansas Power & Light Company

Entergy or System        Entergy Corporation and its various direct and indirect
                         subsidiaries

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

Final Order on
 Rehearing               An order issued  by the  MPSC on  September 16,   1985,
                         with respect to MP&L's Grand Gulf 1-related rate issues

G&R Bonds                General  and  Refunding   Mortgage  Bonds  issued   and
                         issuable  under  MP&L's  G&R   Mortgage  dated  as   of
                         February 1, 1988, as amended

G&R Mortgage             General and  Refunding  Mortgage  established  by  MP&L
                         effective February 1, 1988, to provide for issuances of G&R Bonds

Grand Gulf Station       Grand Gulf Steam Electric Generating Station

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

Independence Station     Independence Steam Electric Generating Station

KWH                      Kilowatt-Hours

LP&L                     Louisiana Power & Light Company

MWH                      Megawatt-Hours

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy  Money  Pool,   which  allows  certain   System
                         companies to  borrow from,  or lend  to, certain  other
                         System companies

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

Revised Plan             MP&L's  Grand  Gulf   1-related  rate  phase-in  plan,
                         originally approved by the MPSC  in the Final Order  on
                         Rehearing, as  modified  by  the  MPSC    order  issued
                         September 29, 1988, to bring such plan into  compliance
                         with the requirements  of SFAS No.  92

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System or Entergy        Entergy Corporation and its various direct and indirect
                         subsidiaries

System operating
 companies               AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

                       MISSISSIPPI POWER & LIGHT COMPANY

                              REPORT OF MANAGEMENT


     The management of Mississippi Power & Light Company has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

     To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

     The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

     Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                       MISSISSIPPI POWER & LIGHT COMPANY

                       AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Mississippi Power & Light Company Audit Committee of the Board of Directors is comprised of four directors, who are not officers of MP&L: John O. Emmerich, Jr. (Chairman), John N. Palmer, Sr., Dr. Clyda S. Rent, and Robert M. Williams, Jr. The committee held four meetings during 1993.

     The Audit Committee oversees MP&L's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

     The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Deloitte & Touche) the overall scope and specific plans for their respective audits, as well as MP&L's financial statements and the adequacy of MP&L's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of MP&L's internal controls, and the overall quality of MP&L's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                                   /S/ JOHN O. EMMERICH

                                   JOHN O. EMMERICH
                                   Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of Mississippi Power & Light Company


     We have audited the accompanying balance sheets of Mississippi Power & Light Company (MP&L) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of MP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of MP&L at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, MP&L changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 9 to the financial statements, in 1993 MP&L changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

                              MISSISSIPPI POWER & LIGHT COMPANY
                                        BALANCE SHEETS
                                            ASSETS

                                                                 December 31,
                                                          -----------------------
                                                             1993         1992
                                                          ----------   ----------
                                                              (In Thousands)
Utility Plant (Note 1):
  Electric                                                $1,389,229   $1,364,464
  Construction work in progress                               62,699       25,879
                                                          ----------   ----------
           Total                                           1,451,928    1,390,343
  Less - accumulated depreciation and amortization           577,728      549,150
                                                          ----------   ----------
           Utility plant - net                               874,200      841,193
                                                          ----------   ----------
Other Property and Investments:
  Investment in subsidiary company - at equity (Note 8)        5,531        5,531
  Other                                                        4,760        4,382
                                                          ----------   ----------
           Total                                              10,291        9,913
                                                          ----------   ----------

Current Assets:
  Cash and cash equivalents (Note 1):
    Cash                                                       7,999        3,438
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies (Note 4)                              -        2,356
        Other                                                      -       28,214
                                                          ----------   ----------
           Total cash and cash equivalents                     7,999       34,008
  Notes receivable (Note 1)                                    7,118        7,405
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $2.5 million in 1993 and $1.3 million in 1992)         33,155       29,284
    Associated companies (Note 10)                             7,342        3,605
    Other                                                      3,672        4,718
    Accrued unbilled revenues (Note 1)                        57,414            -
  Fuel inventory - at average cost                             8,652        7,325
  Materials and supplies - at average cost                    20,886       21,472
  Rate deferrals (Note 2)                                     96,935       72,816
  Prepayments and other                                       13,763        1,354
                                                          ----------   ----------
            Total                                            256,936      181,987
                                                          ----------   ----------
Deferred Debits and Other Assets:
  Rate deferrals (Note 2)                                    504,428      600,102
  Notes receivable (Note 1)                                    9,951       15,739
  Other                                                       20,931       11,792
                                                          ----------   ----------
            Total                                            535,310      627,633
                                                          ----------   ----------
            TOTAL                                         $1,676,737   $1,660,726
                                                          ==========   ==========

See Notes to Financial Statements.


                            MISSISSIPPI POWER & LIGHT COMPANY
                                     BALANCE SHEETS
                             CAPITALIZATION AND LIABILITIES


                                                                December 31,
                                                          -----------------------
                                                             1993         1992
                                                          ----------   ----------
                                                               (In Thousands)
Capitalization:
  Common stock, no par value, authorized 15,000,000
    shares; issued and outstanding 8,666,357 shares in
    1993 and 1992 (Note 5)                                  $199,326     $199,326
  Capital stock expense and other                             (1,864)      (2,716)
  Retained earnings (Note 7)                                 236,337      230,201
                                                          ----------   ----------
            Total common shareholder's equity                433,799      426,811
  Preferred stock (Note 5):
    Without sinking fund                                      57,881       57,881
    With sinking fund                                         46,770       63,270
  Long-term debt (Note 6)                                    516,156      512,675
                                                          ----------   ----------
            Total                                          1,054,606    1,060,637
                                                          ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                               686          842
  Other                                                        6,231        2,946
                                                          ----------   ----------
            Total                                              6,917        3,788
                                                          ----------   ----------
Current Liabilities:
  Currently maturing long-term debt (Note 6)                  48,250       55,230
  Notes payable - associated companies                        11,568            -
  Accounts payable:
    Associated companies (Note 10)                            29,181       27,634
    Other                                                     12,157        8,649
  Customer deposits                                           21,474       20,460
  Taxes accrued                                               24,252       28,452
  Accumulated deferred income taxes (Note 3)                  41,758       31,842
  Interest accrued                                            23,171       22,391
  Dividends declared                                           1,985        2,472
  Obligations under capital leases                               156          151
  Other                                                       17,147        7,745
                                                          ----------   ----------
            Total                                            231,099      205,026
                                                          ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes (Note 3)                 311,616      346,107
  Accumulated deferred investment tax
    credits (Note 3)                                          37,193       36,999
  SFAS 109 regulatory liability - net (Note 3)                23,626            -
  Other                                                       11,680        8,169
                                                          ----------   ----------
            Total                                            384,115      391,275
                                                          ----------   ----------
Commitments and Contingencies (Note 8)

            TOTAL                                         $1,676,737   $1,660,726
                                                          ==========   ==========

See Notes to Financial Statements.


                  MISSISSIPPI POWER & LIGHT COMPANY
                       STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                             1993        1992       1991
                                                                           --------   --------    --------
                                                                                    (In Thousands)
Operating Activities:
   Net income                                                              $101,743    $65,036    $63,088
   Noncash items included in net income:
       Cumulative effect of a change in accounting principle                (32,706)         -          -
       Change in rate deferrals (Note 2)                                     71,555     17,530     14,626
       Depreciation and amortization                                         32,152     31,493     30,089
       Deferred income taxes and investment tax credits                     (17,881)    18,685     30,857
       Allowance for equity funds used during construction                     (928)      (668)    (1,302)
   Changes in working capital:
       Receivables                                                          (11,814)      (924)    (3,743)
       Fuel inventory                                                        (1,327)     2,061     (2,577)
       Accounts payable                                                       5,055    (14,365)    (3,255)
       Taxes accrued                                                         (4,200)     2,174        640
       Interest accrued                                                         780        105     (2,712)
    Other working capital accounts                                           (1,120)     1,918        230
    Other                                                                     8,073     (4,272)     2,564
                                                                           --------   --------   --------
      Net cash flow provided by operating activities                        149,382    118,773    128,505
                                                                           --------   --------   --------
Investing Activities:
    Construction expenditures                                               (66,404)   (53,481)   (58,368)
    Allowance for equity funds used during construction                         928        668      1,302
                                                                           --------   --------   --------
    Net cash flow used in investing activities                              (65,476)   (52,813)   (57,066)
                                                                           --------   --------   --------
Financing Activities:
    Proceeds from issuance of:
      General and refunding bonds                                           250,000     65,000          -
      Common stock                                                                -     25,000          -
      Preferred stock                                                             -     19,777          -
    Retirement of:
      First mortgage bonds                                                 (204,501)  (101,416)         -
      General and refunding bonds                                           (55,000)         -          -
      Other long-term debt                                                     (230)      (210)      (200)
    Redemption of preferred stock                                           (16,500)    (9,500)    (9,500)
    Dividends paid:
      Common stock                                                          (85,800)   (68,400)    (7,847)
      Preferred stock                                                        (9,452)    (9,445)   (10,322)
    Changes in short-term borrowings                                         11,568          -     (3,000)
                                                                           --------   --------   --------
    Net cash flow used in financing activities                             (109,915)   (79,194)   (30,869)
                                                                           --------   --------   --------
Net increase (decrease) in cash and cash equivalents                        (26,009)   (13,234)    40,570

Cash and cash equivalents at beginning of period                             34,008     47,242      6,672
                                                                           --------   --------   --------
Cash and cash equivalents at end of period                                   $7,999    $34,008    $47,242
                                                                           ========    =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                  $52,459    $62,727    $69,548
      Income taxes                                                          $58,831    $14,866     $2,108


See Notes to Financial Statements.


                       MISSISSIPPI POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        LIQUIDITY AND CAPITAL RESOURCES


     Liquidity is important to MP&L due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. MP&L also requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. Net cash flow from operations totaled $149 million, $119 million, and $129 million in 1993, 1992, and 1991, respectively. In recent years, this cash flow, supplemented by cash on hand and issuances of debt and common and preferred stock, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. MP&L's ability to fund these capital requirements results, in part, from our continued efforts to streamline operations and reduce costs, as well as collections under our Grand Gulf 1 rate phase-in plan, which exceed the current
cash requirements for  Grand Gulf 1-related costs.   (In the income  statement,
these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) See Note 2, incorporated herein by reference, for additional information on MP&L's rate phase-in plan. See Note 8, incorporated herein by reference, for additional information on MP&L's capital and refinancing requirements in 1994 - 1996. Also, in order to take advantage of lower interest and dividend rates, MP&L may continue to refinance high-cost debt and preferred stock prior to maturity.

     Earnings coverage tests (which are impacted by the inclusion of the cumulative effect of the change in accounting principle for accruing unbilled revenues discussed in Note 1), bondable property additions, and accumulated deferred Grand Gulf 1-related costs recorded as assets, limit the G&R Bonds and preferred stock that MP&L can issue. Based on the most restrictive applicable tests as of December 31, 1993 and assuming an annual interest or dividend rate of 8%, MP&L could have issued $219 million of additional G&R Bonds or $548 million of additional preferred stock. Further, MP&L has the conditional ability to issue G&R Bonds against the retirement of bonds, in some cases without satisfying an earnings coverage test.

     See Notes 5 and 6, incorporated herein by reference, for information on MP&L's financing activities and Note 4, incorporated herein by reference, for information on MP&L's short-term borrowings and lines of credit.

                    MISSISSIPPI POWER & LIGHT COMPANY
                           STATEMENTS OF INCOME

                                                   For the Years Ended December 31,
                                                  ----------------------------------
                                                    1993         1992         1991
                                                  --------     --------     --------
                                                            (In Thousands)

Operating Revenues (Notes 1, 2, and 10):          $895,806     $817,650     $754,632
                                                  --------     --------     --------
Operating Expenses:
  Operation (Note 10):
    Fuel for electric generation and fuel-related
     expenses                                      140,391      112,032      104,553
    Purchased power                                289,016      301,912      284,868
    Other                                          110,301      104,287       98,884
  Maintenance                                       46,104       42,153       37,660
  Depreciation and amortization                     32,152       31,493       30,089
  Taxes other than income taxes                     41,878       40,738       37,534
  Income taxes (Note 3)                             33,074       21,681       29,936
  Rate deferrals (Note 2):
    Rate deferrals                                       -      (22,876)     (53,333)
    Amortization of rate deferrals                  77,570       61,456       58,480
                                                  --------     --------     --------
        Total                                      770,486      692,876      628,671
                                                  --------     --------     --------
Operating Income                                   125,320      124,774      125,961
                                                  --------     --------     --------
Other Income (Deductions):
  Allowance for equity funds used during
   construction                                        928          668        1,302
  Miscellaneous - net                                  948        4,562        1,525
  Income taxes - (debit) (Note 3)                   (3,462)      (1,467)          81
                                                  --------     --------     --------
        Total                                       (1,586)       3,763        2,908
                                                  --------     --------     --------
Interest Charges:
  Interest on long-term debt                        52,100       60,709       63,628
  Other interest - net                               3,260        3,357        4,013
  Allowance for borrowed funds used during
   construction                                       (663)        (565)      (1,860)
                                                  --------     --------     --------
        Total                                       54,697       63,501       65,781
                                                  --------     --------     --------
Income before Cumulative Effect of a Change
 in Accounting Principle                            69,037       65,036       63,088

Cumulative Effect to January 1, 1993, of Accruing
 Unbilled Revenues (net of income taxes of
 $19,456) (Note 1)                                  32,706            -            -
                                                  --------     --------     --------
Net Income                                         101,743       65,036       63,088

Preferred Stock Dividend Requirements                9,160        9,513       10,074
                                                  --------     --------     --------
Earnings Applicable to Common Stock                $92,583      $55,523      $53,014
                                                  ========     ========     ========

See Notes to Financial Statements.

                       MISSISSIPPI POWER & LIGHT COMPANY
                        STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                            ----------------------------------
                                              1993         1992         1991
                                            --------     --------     --------
                                                      (In Thousands)
Retained Earnings, January 1                $230,201     $243,819     $199,393
  Add:
    Net income                               101,743       65,036       63,088
                                            --------     --------     --------
        Total                                331,944      308,855      262,481
                                            --------     --------     --------
  Deduct:
    Dividends declared:
      Preferred stock                          8,964        9,513       10,074
      Common stock                            85,800       68,400        7,847
    Preferred stock expenses                     843          741          741
                                            --------     --------     --------
        Total                                 95,607       78,654       18,662
                                            --------     --------     --------
Retained Earnings, December 31 (Note 7)     $236,337     $230,201     $243,819
                                            ========     ========     ========

See Notes to Financial Statements.


                       MISSISSIPPI POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                             RESULTS OF OPERATIONS


Net Income

     Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1, incorporated herein by reference) and its ongoing effects, partially offset by the effects of implementing SFAS 109 and SFAS 106 (see Notes
3 and 9,  incorporated herein by  reference).   Effective January 1, 1993, MP&L
began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $71.9 million. This $6.9 million increase is due primarily to an increase in retail energy sales and a decrease in interest expense from the refinancing of high-cost debt. Net income increased in 1992 due primarily to increased operating revenues and decreased interest expense and income tax expense, partially offset by increased maintenance expense.

     Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     See "Selected Financial Data - Five-Year Comparison," incorporated herein by reference, following the notes, for information on operating revenues by source and KWH sales.

     Electric operating revenues were higher in 1993 due to increased residential and commercial energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992. Industrial energy sales also increased due to higher sales to the rubber and plastics, petroleum refining, and petroleum pipelines sectors. Sales for resale to associated companies were higher due to changes in generation availability and requirements among AP&L, LP&L, MP&L, and NOPSI . Additionally, electric operating revenues increased due to increased fuel adjustment revenues and increased collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income. These increases were partially offset by a decrease in other revenue related to MP&L's rate deferral over/under recovery which reflects adjustments for the difference between actual and estimated costs, and does not affect net income.

     Electric operating revenues were higher in 1992 resulting from an increase in other revenue related to MP&L's rate deferral over/under recovery and an increase in retail operating revenues due to lower fuel adjustment credits. Neither of these revenue fluctuations affected net income. Revenues from sales for resale were higher in 1992 resulting from the September 1991 one-time intra-system equalization billing adjustment. (Certain 1985-1991 intra-system equalization billings under the System Agreement were adjusted in 1991, reducing operating revenues by approximately $10.6 million.) While total energy sales were relatively flat in 1992, increased sales for resale to nonassociated companies, resulting from changes in generation availability and requirements among AP&L, LP&L, MP&L, and NOPSI, were offset by lower retail sales resulting from milder temperatures.

Expenses

     Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to an increase in generation requirements resulting primarily from increased energy sales, as discussed in "Revenues and Sales" above, and increased fuel costs. Rate deferrals decreased in 1993 and 1992 as the deferral period for MP&L's phase-in plan for Grand Gulf 1-related costs ended in 1992. Further, the amortization of rate deferrals increased in 1993 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand Gulf 1-related costs from its customers in 1993 than it recovered in 1992.

     Maintenance expense was higher in 1993 and 1992 due primarily to an increase in scheduled maintenance at MP&L's power plants. Total income taxes increased in 1993 due to the effect of higher pretax income, an increase in the federal income tax rate as a result of OBRA, and the effect of implementing SFAS
109. Total income taxes were lower in 1992 due primarily to an increase in estimated income tax benefits related to tax depreciation resulting from certain elections made in 1991.

Other

    Miscellaneous other income - net increased in 1992 due primarily to interest income in connection with the settlement of deferred coal charges from System Fuels. Interest on long-term debt decreased in 1993 due primarily to the continued refinancing of high-cost debt.

                       MISSISSIPPI POWER & LIGHT COMPANY

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

     MP&L welcomes competition in the electric energy business and believes that a more competitive environment should benefit our customers, employees, and shareholders of Entergy Corporation. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges:

                        Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory environment is shifting from traditional rate-base regulation to incentive-rate regulation. Incentive-rate and performance-based plans encourage efficiencies and productivity while permitting utilities to share in the results. In February 1994, the MPSC conducted a general review of MP&L's current rates and in March 1994, the MPSC issued a final order adopting a formula rate plan for MP&L that will allow for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. The order also adopted previously agreed-upon stipulations of 1) a required return on equity of 11% and 2) certain accounting adjustments that result in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year operating revenues. The MPSC's order requires MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, to become effective for service rendered on or after March 25, 1994. See Note 2, incorporated herein by reference, for further information.

     Further in connection with the Merger, MP&L agreed with its retail regulator not to request any general retail rate increases or implement increases under the incentive plan that would take effect before November 1998, with certain exceptions. See Note 2, incorporated herein by reference, for further information.

     Retail wheeling,  a major  industry issue  which may  require utilities  to
"wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive.

     In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposals of AP&L, LP&L, MP&L, NOPSI and Entergy Power, Inc. to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to the filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for MP&L, but will also expose MP&L to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In light of the rate issues discussed above, MP&L is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, MP&L remains committed to least cost planning. In December 1992, MP&L filed a Least Cost Integrated Resource Plan (Least Cost Plan) with its retail regulator. Least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. MP&L plans to periodically file revised Least Cost Plans.

                         The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs.

                       MISSISSIPPI POWER & LIGHT COMPANY

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     MP&L maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

     Prior to January 1, 1993, MP&L recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, MP&L adopted a change in accounting principle to provide for accrual of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993, increased net income by $32.7 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

     MP&L's rate schedules include fuel adjustment clauses that allow current recovery of estimated fuel costs, with subsequent adjustments of estimates to actual.

Utility Plant

     Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of MP&L's utility plant is subject to the lien of its first mortgage bond indenture and the second lien of its G&R Mortgage bond indenture.

     AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. MP&L's effective composite rates for AFUDC were 11.8%, 12.0%, and 10.4% for 1993, 1992, and 1991, respectively.

     Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.4% in 1993, 2.5% in 1992, and 2.4% in 1991.

Jointly-Owned Generating Station

     MP&L owns 25% of the Independence Station, a two-unit, coal -fired generating station located near Newark, Arkansas. The total capability of Independence Station is 528 megawatts. MP&L records its investment in and expenses associated with this station to the extent of its ownership and participation. MP&L's investment in the Independence Station was approximately $219.8 million less accumulated depreciation of approximately $67.3 million as of December 31, 1993.

Notes Receivable

     MP&L currently has a program, wherein it finances heat pumps for its customers through notes receivable. Such notes are repayable in equal monthly installments of principal and interest over a five-year period and bear interest at a market-based rate at the time of sale. The amounts financed are classified on its balance sheet as current and noncurrent notes receivable.

Income Taxes

     MP&L, its parent, and affiliates (excluding GSU prior to 1994) file a consolidated federal income tax return. Income taxes are allocated to MP&L in proportion to its contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with rate treatment. As discussed in Note 3, effective January 1, 1993, MP&L changed its accounting for income taxes to conform with SFAS 109.

     In addition, MP&L files a consolidated Mississippi state income tax return with certain other System companies.

Cash and Cash Equivalents

     MP&L considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Disclosure

     The estimated fair value amounts of financial instruments have been determined by MP&L, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that MP&L could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

     MP&L considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, MP&L does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 6 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

Incentive Rate Plan

     In July 1993, the MPSC ordered MP&L to file a formulary incentive rate plan designed to allow for periodic small adjustments in rates based upon a
comparison  of  earned  to  benchmark  returns  and  upon  performance   factors
incorporated in the plan. In November 1993, MP&L filed a formula rate plan (Proposed Plan) with the MPSC to become effective on March 1, 1994, with any initial adjustment to base rates in June 1994. Under the Proposed Plan, a formula would be established under which MP&L's earned rate of return would be calculated automatically every 12 months and compared to a benchmark rate of return, which would be calculated under a separate formula within the Proposed Plan. If MP&L's earned rate of return falls within a bandwidth around the benchmark rate of return, there would be no adjustment in rates. If MP&L's earnings are above the bandwidth, the Proposed Plan would automatically reduce MP&L's base rates. Alternatively, if MP&L's earnings are below the bandwidth, the Proposed Plan would automatically increase MP&L's base rates (subject to the five-year rate cap described below). The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed the lesser of 2% of MP&L's aggregate retail revenues, or $14.5 million. Under the Proposed Plan, the benchmark rate of return, and consequently the bandwidth, would be adjusted slightly upward or downward based upon MP&L's performance on three performance factors: customer reliability, customer satisfaction, and customer price.

     Subsequently, the MPSC conducted a general review of MP&L's current rates and later issued a final order adopting the Proposed Plan and previously agreed-upon stipulations of 1) a required return on equity of 11% and 2) certain accounting adjustments that result in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year base revenues. The MPSC's order requires MP&L to file rates designed to provide for this reduction in operating revenues for the test year on or before March 18, 1994, to become effective for service rendered on or after March 25, 1994.

Rate Agreement

     In November 1993, MP&L and the MPSC entered into a settlement agreement whereby the MPSC agreed to withdraw its request for hearings and its objections in the SEC proceeding related to the Merger. MP&L agreed that MP&L's retail ratepayers would be protected from (1) increases in MP&L's cost of capital resulting from risks associated with the Merger; (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger; (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit; and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. In a related stipulation, MP&L also agreed (a) that retail base rates under its proposed formula rate plan would not be increased above November 1, 1993 levels, and (b) that MP&L would not request any general retail rate increase that would increase retail rates above the level of MP&L's rates in effect as of November 1, 1993, except, among other things, for increases associated with the Least Cost Plan, recovery of deferred Grand Gulf 1-related costs, recovery under the fuel adjustment clause, adjustments for certain taxes, and force majeure (defined to include, among other things, war, natural catastrophes, and high inflation), in each case for a period of five years beginning November 9, 1993.

Grand Gulf 1

     MP&L's Revised Plan provides, among other things, for the recovery by MP&L, in equal annual installments over ten years beginning October 1, 1988, of all Grand Gulf 1-related costs deferred through September 30, 1988 pursuant to the Final Order on Rehearing. Additionally, the Revised Plan provided that MP&L defer, in decreasing amounts, a portion of its Grand Gulf 1-related costs over four years beginning October 1, 1988. These deferrals are being recovered by MP&L over a six-year period beginning in October 1992 and ending in September 1998. The Revised Plan also allows for the current recovery of carrying charges on all deferred amounts.


NOTE 3.   INCOME TAXES

     Effective January 1, 1993, MP&L adopted SFAS 109. This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income was reduced by $1.7 million, assets were increased by $50.2 million, and liabilities were increased by $51.9 million.

     Income tax expense consisted of the following:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   1993         1992       1991
                                                  ------       ------    -------
                                                          (In Thousands)
    Current:
      Federal                                     $46,744      $4,532    $(1,000)
      State                                         7,673         (69)         -
                                                  -------     -------    -------
     Total                                         54,417       4,463     (1,000)
                                                  -------     -------    -------
    Deferred - net:
      Federal reclassification due to net               -      28,561     29,756
       operating loss
      State reclassification due to net                 -       4,883      4,587
       operating loss
      Liberalized depreciation                      5,293       9,448      8,565
      Rate Deferral - net                         (31,317)    (11,220)   (10,137)
      Unbilled revenue                             21,373      (5,722)     1,207
      Pension liability                              (647)     (1,233)      (157)
      Adjustments of prior year taxes               4,299      (3,471)       (84)
      Bond reacquisition                            3,208         264       (228)
      Other                                        (1,670)     (1,079)    (1,020)
                                                  -------     -------    -------
     Total                                            539      20,431     32,489
                                                  -------     -------    -------
    Investment tax credit adjustments - net         1,036      (1,746)    (1,634)
                                                  -------     -------    -------
     Recorded income tax expense                  $55,992     $23,148    $29,855
                                                  =======     =======    =======

    Charged to operations                         $33,074     $21,681    $29,936
    Charged (credited) to other income              3,462       1,467        (81)
    Charged to cumulative effect                   19,456           -          -
                                                  -------     -------    -------
     Total income taxes                           $55,992     $23,148    $29,855
                                                  =======     =======    =======

      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:

                                                                  For the Years Ended December 31,
                                                    --------------------------------------------------------
                                                           1993                1992               1991
                                                    -----------------    ----------------   ----------------
                                                                % of                % of               % of
                                                               Pretax              Pretax             Pretax
                                                     Amount    Income    Amount    Income   Amount    Income
                                                    -------   --------  --------   -------  -------  -------
                                                                        (Dollars in Thousands)
Computed at statutory rate                          $55,207     35.0     $29,983     34.0   $31,601   34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income
   tax effect                                         3,253      2.0       2,703      3.1     3,175    3.4
 Depreciation                                        (5,890)    (3.7)     (2,571)    (2.9)      944    1.0
 Amortization of excess deferred income taxes        (4,680)    (3.0)     (2,456)    (2.8)   (3,257)  (3.5)
 Amortization of investment tax credits              (1,772)    (1.1)     (1,746)    (2.0)   (1,634)  (1.8)
 Adjustments of prior year taxes                      5,228      3.3      (2,760)    (3.2)   (1,149)  (1.2)
 SFAS 109 adjustment                                  3,439      2.2           -        -         -     -
 Other - net                                          1,207      0.8          (5)       -       175    0.2
                                                    -------     ----     -------     ----   -------   ----
  Total income taxes                                $55,992     35.5     $23,148     26.2   $29,855   32.1
                                                    =======     ====     =======     ====   =======   ====

      Significant components of MP&L's net deferred tax liabilities as of December 31, 1993, were (in thousands):

     Deferred tax liabilities:
      Plant related basis differences                     $(166,650)
      Rate deferrals                                       (246,604)
      Other                                                  (6,406)
                                                          ---------
       Total                                              $(419,660)
                                                          =========

     Deferred tax assets:
      Net regulatory liabilities                             $9,411
      Accumulated deferred investment tax credits            13,420
      Recoverable income tax                                 13,854
      Alternative minimum tax credit                          1,192
      Removal cost                                           10,725
      Standard coal plant                                     4,854
      Pension related items                                   2,488
      Other                                                  10,342
                                                            -------
       Total                                                $66,286
                                                            =======

       Net deferred tax liabilities                       $(353,374)
                                                          =========

     The alternative minimum tax (AMT) credit as of December 31, 1993, was $1.2 million. This AMT credit can be carried forward indefinitely and will reduce MP&L's federal income tax liability in future years.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

     The SEC has authorized MP&L to effect short-term borrowings up to $100 million, subject to increase to as much as $113 million after further SEC approval. These authorizations are effective through November 30, 1994. As of December 31, 1993, MP&L had unused lines of credit for short-term borrowing of $30 million from banks within its service territory. In addition, MP&L can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. MP&L's short-term borrowings are limited by the terms of its G&R Mortgage to amounts not exceeding the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds. MP&L had $11.6 million in outstanding borrowings under the Money Pool arrangement as of December 31, 1993.


NOTE 5.   PREFERRED AND COMMON STOCK

      The number of shares and dollar value of MP&L's cumulative, $100 par value preferred stock was:

                                                   As of December 31,
                                       ----------------------------------------
                                           Shares                               Call Price Per
                                        Authorized and            Total          Share as of
                                          Outstanding          Dollar Value      December 31,
                                        1993      1992        1993       1992        1993
                                       -------   -------    -------    --------  -----------
                                                           (Dollars in Thousands)
   Without sinking fund:
   4.36% Series                         59,920    59,920     $5,992     $5,992    $103.86
   4.56% Series                         43,888    43,888      4,389      4,389    $107.00
   4.92% Series                        100,000   100,000     10,000     10,000    $102.88
   7.44% Series                        100,000   100,000     10,000     10,000    $102.81
   8.36% Series                        200,000   200,000     20,000     20,000          -
   9.16% Series                         75,000    75,000      7,500      7,500    $104.06
                                      --------  --------    -------    -------
     Total without sinking fund        578,808   578,808    $57,881    $57,881
                                      ========  ========    =======    =======

   With sinking fund:
   9.00% Series                        140,000   210,000    $14,000    $21,000    $106.75
   9.76% Series                        280,000   350,000     28,000     35,000    $103.26
   12.00% Series                        47,700    57,700      4,770      5,770    $106.00
   16.16% Series                             -    15,000          -      1,500          -
                                      --------  --------    -------    -------
     Total with sinking fund           467,700   632,700    $46,770    $63,270
                                      ========  ========    =======    =======


     The fair value of MP&L's preferred stock with sinking fund was estimated to be approximately $49.3 million and $66.2 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     As of December 31, 1993, MP&L had 175,000 shares of cumulative, $100 par value preferred stock that were authorized but unissued. On February 4, 1994, MP&L amended its charter authorizing 1,500,000 additional shares of $100 par value preferred stock.

     Changes in the common stock and preferred stock, with and without sinking fund, during the last three years were:


                                                         Number of Shares
                                                -------------------------------
                                                  1993         1992       1991
                                                --------    ---------   -------
 Common stock issuances($23 issuance price)            -    1,086,957         -
 Preferred stock issuances:                            -      200,000         -
 Preferred stock retirements:                   (165,000)     (95,000)  (95,000)

     Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1993, are (in thousands): 1994 - $14,500; 1995 - $14,500; 1996 - $7,500; 1997 - $7,500; and 1998 - $500. MP&L has the annual non-cumulative option to redeem at par, additional amounts of its 12.00% series preferred stock outstanding.

     MP&L has SEC authorization for the issuance and sale through December 31, 1995, of up to $70 million of preferred stock (of which $50 million remained available as of December 31, 1993), and for the possible acquisition, in whole or in part, of not more than $50 million aggregate par value of MP&L's outstanding preferred stock, including but not limited to the 12.00% Series and the 9.76% Series. The proceeds of any sales of preferred stock would be used for the refinancing of higher cost of debt and preferred stock and general corporate purposes.


NOTE 6.   LONG-TERM DEBT

     The long-term debt of MP&L as of December 31, 1993 and 1992, was:

       Maturities      Interest Rates
       From    To       From     To                                    1993        1992
                                                                     --------    ---------
                                                                        (In Thousands)
     First Mortgage Bonds
       1994  1998       4-5/8%   6-3/8%                               $55,000     $55,000
       1999  2003       7-3/4%   9-5/8%                                     -     102,500
       2004  2008       9-7/8%                                              -      25,000
       2014  2018       9-5/8%                                              -      70,000

     G&R Bonds
       1993 1997        5.95%   14.95%*                               215,000     270,000
       2003 2023        6-5/8%    8.65%                               250,000           -

     Governmental Obligations**
       1992 2008         7-1/2%  8-1/2%                                17,925      18,155
       2012 2014         9%      9-1/2%                                30,000      30,000
     Unamortized Premium and Discount-Net                              (3,519)     (2,750)
                                                                     --------    --------
      Total Long-Term Debt                                            564,406     567,905
      Less Amount Due Within One Year                                  48,250      55,230
                                                                     --------    --------
      Long-Term Debt Excluding Amount Due Within One Year            $516,156    $512,675
                                                                     ========    ========



 * The 14.95% series of $20 million is due 2/1/95. All other series are at interest rates within the range of 5.95% - 11.2%.

 ** Consists of pollution control revenue bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

     The fair value of MP&L's long-term debt as of December 31, 1993 and 1992, was estimated to be $594.0 million and $595.0 million, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     For the years 1994, 1995, 1996, 1997 and 1998, MP&L has long-term debt maturities and cash sinking fund requirements of (in millions) $48.2, $66.2, $61.3, $96.3, and $0.3, respectively. In addition, other sinking fund requirements of approximately $0.2 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

     The G&R Mortgage prohibits the issuance of additional first mortgage bonds (including for refunding purposes) under MP&L's first mortgage indenture, except such first mortgage bonds as may hereafter be issued from time to time at MP&L's option to the corporate trustee under the G&R Mortgage to provide additional security for MP&L's G&R Bonds.

     Under MP&L's G&R Mortgage indenture and subject to the earnings coverage test discussed below, G&R Bonds are issuable based upon 70% of property additions since December 31, 1987, plus up to 50% of cumulative deferred Grand Gulf 1-related costs recorded as an asset on the books of MP&L, provided that the maximum amount of G&R Bonds issuable against cumulative deferred Grand Gulf 1-related costs may not exceed $400 million. The G&R Mortgage contains an earnings coverage test requiring a minimum earnings coverage (except for certain refunding issues) of twice the pro-forma annual mortgage interest requirements for the issuance of additional G&R Bonds. As of December 31, 1993, the total amount of G&R Bonds outstanding aggregated $465 million.

     MP&L has requested SEC authorization allowing the issuance and sale through December 31, 1995, of up to $550 million of G&R Bonds (of which $235 million remained available as of December 31, 1993) and up to $25 million of tax -exempt bonds. MP&L has also received SEC authorization through December 31, 1995, for the possible acquisition, in whole or in part, of not more than $200 million aggregate principal amount of outstanding bonds, including, but not limited to MP&L's G&R Bonds, 14.95% Series due 1995; and not more than $25 million aggregate principal amount of outstanding pollution control revenue bonds, including but not limited to Independence County Pollution Control Revenue Bonds, 9% 1982 Series B due 2013, 9.50% 1982 Series C due 2014, 9% 1982 -A
Series A due 2013, and 9.50% 1982-A Series B due 2014.


NOTE 7.   DIVIDEND RESTRICTIONS

     MP&L's bond indentures relating to long-term debt contain provisions restricting the payment of cash dividends or other distributions on common stock. As of December 31, 1993, $139.6 million of MP&L's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1994, MP&L paid Entergy Corporation a $4.6 million cash dividend on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

     Construction expenditures for the years 1994, 1995, and 1996 are  estimated
to total $61 million, $63  million, and $63  million, respectively.   MP&L will
also require $212 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. MP&L plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of long-term debt. See Notes 5 and 6 regarding the possible issuance, refunding, redemption, purchase or other acquisition of certain outstanding series of preferred stock and long-term debt. See Note 11 for information on additional capital requirements related to a February 1994 ice storm.

Unit Power Sales Agreement

     System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for MP&L's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. MP&L's monthly obligation for payments to System Energy for Grand Gulf 1 capacity and energy is approximately $18 million.

Availability Agreement

     AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Payments or advances under the Availability Agreement are only required if funds available to System Energy from all sources are less than the amount required under the Availability Agreement. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. In 1989, the Availability Agreement was amended to provide that the write-off of $900 million of Grand Gulf 2 costs would be amortized for Availability Agreement purposes over a period of 27 years in order to avoid the need for payments by AP&L, LP&L, MP&L, and NOPSI.

Reallocation Agreement

     System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

     MP&L has a 19% interest in System Fuels, a jointly-owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including MP&L, agreed to make loans to System Fuels to finance its fuel procurement,
delivery,  and  storage  activities.    As   of  December 31,  1993,  MP&L  had
approximately $5.5 million of loans outstanding to System Fuels which mature in 2008.

     On April 30, 1993, AP&L assumed System Fuels' rights and obligations in connection with System Fuels' coal car leases. The other parent companies of System Fuels have been released from their obligations with respect to the coal car leases. However, MP&L, as a co-owner of the Independence Station, which uses the coal transported by the leased coal cars, will continue to reimburse AP&L for MP&L's share of the costs associated with the leases.

Fuel Purchase Commitments

     MP&L has a four-year gas purchase agreement with Koch Gateway Pipeline Company (formerly United Gas Pipeline Company) under which, beginning January 1, 1991, MP&L is purchasing approximately 34.1 billion cubic feet of gas. As of December 31, 1993, MP&L had purchased approximately 23.4 billion cubic feet of gas.

     MP&L owns certain coal mining equipment and facilities at a mine in Wyoming. The mine's estimated reserves are presently expected to provide the projected requirements of the Independence Station through at least 2014.


NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

     MP&L has a defined benefit pension plan covering substantially all of its employees. The pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. MP&L funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

     MP&L's 1993, 1992, and 1991 pension cost, including amounts capitalized, included the following components:

                                                            For the Years Ended December 31,
                                                            --------------------------------
                                                              1993         1992       1991
                                                             ------       ------     ------
                                                                     (In Thousands)

     Service cost - benefits earned during the period         $2,409      $2,059     $2,061
     Interest cost on projected benefit obligation             8,583       8,269      7,472
     Actual return on plan assets                            (15,053)     (8,474)   (22,422)
     Net amortization and deferral                             5,325      (1,009)    13,323
     Other                                                         -           -        403
                                                              ------        ----     ------
     Net pension cost                                         $1,264        $845       $837
                                                              ======        ====     ======

      The funded status of MP&L's pension plan as of December 31, 1993 and 1992, was:

                                                                              1993          1992
                                                                            --------      --------
                                                                                (In Thousands)
     Actuarial present value of accumulated pension plan benefits:
      Vested                                                                $101,664       $92,473
      Nonvested                                                                  390           283
                                                                            --------      --------
      Accumulated benefit obligation                                        $102,054       $92,756
                                                                            ========      ========

     Plan assets at fair value                                              $126,990      $119,173
     Projected benefit obligation                                            122,056       107,658
                                                                            --------      --------
     Plan assets in excess of projected benefit obligation                     4,934        11,515
     Unrecognized prior service cost                                           3,574         3,856
     Unrecognized transition asset                                           (10,003)      (11,253)
     Unrecognized net gain                                                    (1,798)       (6,146)
                                                                            --------      --------
     Accrued pension liability                                              $ (3,293)     $ (2,028)
                                                                            ========      ========

     The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991; weighted average rate of increase in future compensation levels, 5.6%; and expected long-term rate of
return on plan  assets, 8.5%.   Transition assets  are being  amortized over  15
years.

Other Postretirement Benefits

     MP&L also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for MP&L. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $1.6 million. Prior to 1992, the cost of providing these benefits for retirees was not separable from the cost of providing benefits for active employees. Based on the ratio of the number of retired employees to the total number of active and retired employees in 1991, the cost of providing these benefits in 1991, recorded on a cash basis, for retirees was approximately $1.1 million.

     Effective January 1, 1993,  MP&L  adopted  SFAS 106.    The  new  standard
requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. MP&L continues to fund these
benefits on  a  pay-as-you-go  basis.    At  January 1, 1993,  the  actuarially
determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $30 million. This obligation is being amortized over a 20-year period beginning in 1993. MP&L is expensing its SFAS 106 costs, which will be reflected in rates pursuant to an order from the MPSC in connection with MP&L's formulary incentive rate plan (see Note 2). MP&L's net income in 1993 was decreased by approximately $2.0 million as a result of adopting SFAS 106.

     MP&L's 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components (in thousands):

     Service cost - benefits earned during the period           $812
     Interest cost on APBO                                     2,400
     Actual return on plan assets                                  -
     Amortization of transition obligation                     1,502
                                                              ------
     Net periodic postretirement benefit cost                 $4,714
                                                              ======

     The funded status of MP&L's postretirement plan as of December 31, 1993, was (in thousands):

     Accumulated postretirement benefit obligations:
       Retirees                                            $21,435
       Other fully eligible participants                     5,816
       Other active participants                             7,794
                                                           -------
                                                            35,045
     Plan assets at fair value                                   -
                                                           -------
     Plan assets less than APBO                            (35,045)
     Unrecognized transition obligation                     28,537
     Unrecognized net loss                                   3,745
                                                           -------
     Accrued post retirement benefit liability             $(2,763)
                                                           =======

     The assumed health care cost trend rate used in measuring the APBO was 9.9% for 1994, gradually decreasing each successive year until it reaches 5.6% in 2020. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1993, by 8.6% and the sum of the service cost and interest cost by approximately 10.9%. The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.5% and 5.5%, respectively.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

     MP&L buys electricity from and/or sells electricity to AP&L, LP&L, NOPSI, and System Energy under rate schedules filed with FERC. In addition, MP&L purchases fuel from System Fuels and receives technical and advisory services from Entergy Services, Inc..

     Operating revenues include revenues from sales to affiliates amounting to $40.6 million in 1993, $18.0 million in 1992, and $9.8 million in 1991. As a result of an internal review designed to ensure consistency among the System operating companies, certain 1985-1991 intra-system equalization billings pursuant to the System Agreement were adjusted in 1991 and reduced operating revenue in the amount of approximately $10.6 million. Operating expenses include charges from affiliates for fuel costs, purchased power and related charges, and technical and advisory services totaling $360.5 million in 1993, $364.0 million in 1992, $310.8 million in 1991.

     See Note 1 for information on MP&L's jointly-owned generating station.


NOTE 11.  SUBSEQUENT EVENT (UNAUDITED)

     In early February 1994, an ice storm left more than 80,000 MP&L customers without electric power in its service area. The storm was the most severe natural disaster ever to affect MP&L, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas. A substantial portion of the related costs, which are estimated to be $75 million to $100 million, are expected to be capitalized. Estimated construction expenditures (see Note 8) have not yet been updated to reflect the above amounts.

     The MPSC acknowledged that there is precedent in Mississippi for recovery of certain costs associated with storms and natural disasters and the restoration of service resulting from such events. MP&L plans to immediately file for rate recovery of the costs related to the ice storm.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     MP&L's business is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1993 and 1992 were:

                                Operating    Operating         Net
                                 Revenues     Income         Income
                               -----------  ----------     ----------
                                           (In Thousands)
       1993:
        First Quarter (1)        $179,467     $24,134        $42,782
        Second Quarter           $229,506     $38,471        $25,339
        Third Quarter            $264,419     $39,896        $26,921
        Fourth Quarter           $222,414     $22,819        $ 6,701

       1992:
        First Quarter            $186,791     $26,866        $11,083
        Second Quarter           $202,297     $25,830        $10,306
        Third Quarter            $229,209     $40,673        $25,002
        Fourth Quarter           $199,353     $31,405 (2)    $18,645 (2)


(1) The first quarter of 1993 reflects a nonrecurring increase in net income of $32.7 million, net of taxes of $19.5 million, due to the recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1). Beginning with the second quarter, the remaining quarters are not generally comparable to prior year quarters because of the ongoing effects of the accounting change.

(2) The fourth quarter of 1992 reflects a decrease in income tax expense of $4.8 million due to estimates of income tax benefits related to tax depreciation having been adjusted as a result of certain elections made in conjunction with the filing of the 1991 tax return.

                        MISSISSIPPI POWER & LIGHT COMPANY

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                    1993         1992          1991          1990          1989
                                 ----------   ----------    ----------    ----------    ----------
                                                          (In Thousands)

Operating revenues               $  895,806   $  817,650    $  754,632    $  761,188    $  709,746
Income before cumulative
  effect of a change in
  accounting principle           $   69,037   $   65,036    $   63,088    $   60,830    $   12,419
Total assets                     $1,676,737   $1,660,726    $1,672,275    $1,616,522    $1,565,707
Long-term obligations (1)        $  563,612   $  576,787    $  576,599    $  679,458    $  693,333

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, and noncurrent capital lease obligations.

     See Notes 1, 3, and 9 for the effect of accounting changes in 1993.

                                   1993         1992        1991         1990        1989
                                 --------     --------    --------     --------    --------
                                                     (Dollars in Thousands)
Operating Revenues:
 Residential                     $343,585     $308,346    $307,283     $302,622    $274,841
 Commercial                       252,798      235,137     229,597      227,140     212,107
 Industrial                       183,537      168,853     162,072      160,007     147,146
 Governmental                      28,708       26,250      25,630       25,117      23,624
                                 --------     --------    --------     --------    --------
   Total retail                   808,628      738,586     724,582      714,886     657,718
 Sales for resale                  55,740       37,983      25,487       35,678      45,886
 Other                             31,438       41,081       4,563       10,624       6,142
                                 --------     --------    --------     --------    --------
   Total                         $895,806     $817,650    $754,632     $761,188    $709,746
                                 ========     ========    ========     ========    ========

Billed Electric Energy
  Sales (Millions of KWH):
 Residential                        3,983        3,644       3,739        3,701       3,452
 Commercial                         2,928        2,804       2,807        2,802       2,679
 Industrial                         2,787        2,631       2,582        2,564       2,368
 Governmental                         336          318         321          318         308
                                 --------     --------    --------     --------    --------
   Total retail                    10,034        9,397       9,449        9,385       8,807
 Sales for resale                   1,428        1,190       1,032          902       1,038
                                 --------     --------    --------     --------    --------
   Total                           11,462       10,587      10,481       10,287       9,845
                                 ========     ========    ========     ========    ========


                         New Orleans Public Service Inc.



                            1993 Financial Statements

                         NEW ORLEANS PUBLIC SERVICE INC.

                                   DEFINITIONS


      Certain abbreviations or acronyms used in NOPSI's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym            Term

AFUDC                    Allowance for Funds Used During Construction

Alliance                 The Alliance for Affordable Energy, and others

AP&L                     Arkansas Power & Light Company

City of New Orleans
 or City                 New Orleans, Louisiana

Council                  Council of the City of New Orleans, Louisiana

Entergy or System        Entergy Corporation and its various direct and indirect
                         subsidiaries

FASB                     Financial Accounting Standards Board

February 4 Resolution    The  Resolution (including the Determinations and Order
                         referred   to  therein)  adopted  by  the  Council   on
                         February 4, 1988, disallowing the recovery by NOPSI  of
                         $135   million  of  previously  deferred   Grand   Gulf
                         1-related costs

FERC                     Federal Energy Regulatory Commission

G&R Bonds                General   and  Refunding  Mortgage  Bonds  issued   and
                         issuable by NOPSI

Grand Gulf 1             Unit No.  1 of the Grand Gulf Station

Grand Gulf 2             Unit No.  2 of the Grand Gulf Station

Grand Gulf Station       Grand Gulf Steam Electric Generating Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hour(s)

LP&L                     Louisiana Power & Light Company

Merger The combination transaction, consummated on December 31, 1993, by which GSU became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware Corporation

Money Pool               Entergy   Money  Pool,  which  allows  certain   System
                         companies  to  borrow from, or lend to,  certain  other
                         System companies

MP&L                     Mississippi Power & Light Company

1986 Rate Settlement     Agreement, effective March 25, 1986, between NOPSI  and
                         the Council regarding NOPSI's Grand Gulf 1-related rate issues

1989 Settlement
 Agreement               An  agreement between the Council and NOPSI,  effective
                         July 21, 1989, that settled certain local retail rate issues regarding Grand Gulf 1

1991 NOPSI Settlement    Settlement,  retroactive  to  October  4,  1991,  among
                         NOPSI, the Council and the Alliance that settled certain Grand Gulf 1 prudence issues and pending litigation related to the February 4 Resolution

NOPSI                    New Orleans Public Service Inc.

OBRA                     Omnibus Budget Reconciliation Act of 1993

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 106 SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

System or Entergy        Entergy Corporation and its various direct and indirect
                         subsidiaries

                         NEW ORLEANS PUBLIC SERVICE INC.

                              REPORT OF MANAGEMENT


      The management of New Orleans Public Service Inc. has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

      The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ EDWIN LUPBERGER                     /S/ GERALD D. MCINVALE

EDWIN LUPBERGER                         GERALD D. MCINVALE
Chairman and Chief Executive Officer    Senior Vice President and
                                        Chief Financial Officer

                         NEW ORLEANS PUBLIC SERVICE INC.

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


      The New Orleans Public Service Inc. Audit Committee of the Board of Directors is comprised of four directors, who are not officers of NOPSI: Anne M. Milling (Chairman), James M. Cain, Brooke H. Duncan and Dr. Norman C. Francis. The committee held four meetings during 1993.

      The Audit Committee oversees NOPSI's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Deloitte & Touche) the overall scope and specific plans for their respective audits, as well as NOPSI's financial statements and the adequacy of NOPSI's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of NOPSI's internal controls, and the overall quality of NOPSI's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                                   /S/ ANNE M. MILLING

                                   ANNE M. MILLING
                                   Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors of New Orleans Public Service Inc.


      We have audited the accompanying balance sheets of New Orleans Public Service Inc. (NOPSI) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of NOPSI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of NOPSI at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the financial statements, NOPSI changed its method of accounting for revenues in 1993 and, as discussed in Notes 3 and 9 to the financial statements, in 1993 NOPSI changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

                         NEW ORLEANS PUBLIC SERVICE INC.
                                 BALANCE SHEETS
                                     ASSETS
                                                                           December 31,
                                                                      ----------------------
                                                                        1993          1992
                                                                      --------      --------
                                                                          (In Thousands)
Utility Plant (Note 1):
  Electric                                                            $476,976      $466,319
  Natural gas                                                          113,666       110,399
  Construction work in progress                                         15,205         6,906
                                                                      --------      --------
           Total                                                       605,847       583,624
  Less - accumulated depreciation and amortization                     330,268       315,439
                                                                      --------      --------
           Utility plant - net                                         275,579       268,185
                                                                      --------      --------
Other Investments:
  Investment in subsidiary company - at equity (Note 8)                  3,259         3,259
                                                                      --------      --------
Current Assets:
  Cash and cash equivalents (Note 1):
    Cash                                                                 1,176             -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies (Note 4)                                   10,034         3,513
        Other                                                           32,107        42,557
                                                                      --------      --------
           Total cash and cash equivalents                              43,317        46,070
  Accounts receivable:
    Customer (less allowance for doubtful accounts of $0.8
      million in 1993 and $1.4 million in 1992)                         35,801        30,525
    Associated companies (Note 10)                                       1,378         2,232
    Other                                                                  876           676
    Accrued unbilled revenues (Note 1)                                  19,643             -
  Deferred electric fuel and resale gas costs (Note 1)                   6,323           486
  Accumulated deferred income taxes (Note 3)                                 -         4,566
  Materials and supplies - at average cost                              11,885        11,925
  Rate deferrals (Note 2)                                               24,587        15,617
  Prepayments and other                                                  2,994         3,633
                                                                      --------      --------
           Total                                                       146,804       115,730
                                                                      --------      --------
Deferred Debits:
  Rate deferrals (Note 2)                                              204,190       229,002
  SFAS 109 regulatory asset - net (Note 3)                               9,004             -
  Other                                                                  8,769         5,515
                                                                      --------      --------
           Total                                                       221,963       234,517
                                                                      --------      --------
           TOTAL                                                      $647,605      $621,691
                                                                      ========      ========

See Notes to Financial Statements.


                         NEW ORLEANS PUBLIC SERVICE INC.
                                 BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES


                                                                           December 31,
                                                                      ----------------------
                                                                        1993          1992
                                                                      --------      --------
                                                                           (In Thousands)
Capitalization:
  Common stock, $4 par value, authorized 10,000,000
    shares; issued and outstanding 8,435,900 shares
    in 1993 and 1992                                                   $33,744       $33,744
  Paid-in capital                                                       36,156        36,097
  Retained earnings subsequent to the elimination of the
    accumulated deficit of $13.9 million on November 30,
    1988 (Note 7)                                                      100,556        98,560
                                                                      --------      --------
           Total common shareholder's equity                           170,456       168,401
  Preferred stock (Note 5):
    Without sinking fund                                                19,780        19,780
    With sinking fund                                                    4,950         6,450
  Long-term debt (Note 6)                                              188,312       159,467
                                                                      --------      --------
           Total                                                       383,498       354,098
                                                                      --------      --------
Other Noncurrent Liabilities:
  Accumulated provision for losses (Note 1)                             18,022        17,799
  Other                                                                  3,351             -
                                                                      --------      --------
           Total                                                        21,373        17,799
                                                                      --------      --------
Current Liabilities:
  Currently maturing long-term debt (Note 6)                            15,000        44,400
  Accounts payable:
    Associated companies (Note 10)                                      23,080        21,527
    Other                                                               22,011        22,395
  Customer deposits                                                     16,617        15,552
  Accumulated deferred income taxes (Note 3)                             4,968             -
  Taxes accrued                                                          5,161         5,243
  Interest accrued                                                       5,472         6,791
  Dividends declared                                                       432           490
  Other                                                                  6,935         1,477
                                                                      --------      --------
           Total                                                        99,676       117,875
                                                                      --------      --------
Deferred Credits:
  Accumulated deferred income taxes (Note 3)                           105,096       100,423
  Accumulated deferred investment tax credits (Note 3)                  11,592        12,338
  Other                                                                 26,370        19,158
                                                                      --------      --------
           Total                                                       143,058       131,919
                                                                      --------      --------
Commitments and Contingencies (Notes 2 and 8)

           TOTAL                                                      $647,605      $621,691
                                                                      ========      ========
See Notes to Financial Statements.

                             NEW ORLEANS PUBLIC SERVICE INC.
                                 STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                      ---------------------------------
                                                                        1993         1992         1991
                                                                      -------      -------     --------
                                                                                (In Thousands)
Operating Activities:
    Net income                                                        $47,709      $26,424      $74,699
    Noncash items included in net income:
      Cumulative effect of a change in accounting
        principle                                                     (10,948)           -            -
      Change in rate deferrals (Note 2)                                15,842        2,856      (55,151)
      Depreciation and amortization                                    17,284       16,619       15,973
      Deferred income taxes and investment tax credits                 (2,132)        (865)      36,180
      Allowance for equity funds used during
        construction                                                     (141)        (119)        (102)
    Changes in working capital:
      Receivables                                                      (6,725)       1,579        2,007
      Accounts payable                                                  1,169       (1,455)       2,802
      Taxes accrued                                                       (82)       1,473        2,471
      Interest accrued                                                 (1,319)      (1,687)        (168)
      Other working capital accounts                                    1,365       (6,344)          58
    Pension payment                                                         -      (23,131)           -
    Other                                                               8,345        7,047        2,888
                                                                      -------      -------     --------
      Net cash flow provided by operating activities                   70,367       22,397       81,657
                                                                      -------      -------     --------
Investing Activities:
    Construction expenditures                                         (24,813)     (21,043)     (22,535)
    Allowance for equity funds used during
      construction                                                        141          119          102
                                                                      -------      -------     --------
    Net cash flow used in investing activities                        (24,672)     (20,924)     (22,433)
                                                                      -------      -------     --------
Financing Activities:
    Proceeds from the issuance of general
    and refunding bonds                                               100,000            -            -
    Retirement of:
      General and refunding bonds                                     (44,400)           -            -
      First mortgage bonds                                            (56,823)     (28,000)     (16,400)
    Redemption of preferred stock                                      (1,500)      (1,500)      (1,500)
    Dividends paid:
      Common stock                                                    (43,900)     (32,154)      (4,453)
      Preferred stock                                                  (1,825)      (2,057)      (2,289)
                                                                      -------      -------     --------
     Net cash flow used in financing activities                       (48,448)     (63,711)     (24,642)
                                                                      -------      -------     --------
Net increase (decrease) in cash and cash equivalents                   (2,753)     (62,238)      34,582

Cash and cash equivalents at beginning of period                       46,070      108,308       73,726
                                                                      -------      -------     --------
Cash and cash equivalents at end of period                            $43,317      $46,070     $108,308
                                                                      =======      =======     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest - net of amount capitalized                            $21,953      $26,330      $25,341
      Income taxes                                                    $25,661      $15,632       $6,357


See Notes to Financial Statements.


                         NEW ORLEANS PUBLIC SERVICE INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


      Liquidity is important to NOPSI due to the capital intensive nature of our business, which requires large investments in long-lived assets. However, large capital expenditures for the construction of new generating capacity are not currently planned. NOPSI requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. Net cash flow from operations totaled $70 million, $22 million, and $82 million in 1993, 1992, and 1991, respectively. In recent years, this cash flow, supplemented by cash on hand, has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. NOPSI's ability to fund these capital requirements results, in part, from our continued efforts to streamline operations and reduce costs, as well as collections under our Grand Gulf 1 rate phase-in plan which exceed the current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs, therefore, there is no effect on net income.) See
Note 2, incorporated herein by reference, for additional information on NOPSI's rate phase-in plan. See Note 8, incorporated herein by reference, for additional information on NOPSI's capital and refinancing requirements in 1994 - 1996. Also, in order to take advantage of lower interest and dividend rates, NOPSI may continue to refinance high-cost debt and preferred stock prior to maturity.

      Earnings coverage tests (which are impacted by the inclusion of the cumulative effect of the change in accounting principle for accruing unbilled revenues discussed in Note 1), bondable property additions, and accumulated deferred Grand Gulf 1-related costs recorded as assets, limit the G&R Bonds and preferred stock that NOPSI can issue. Based on the most restrictive applicable tests as of December 31, 1993 and an assumed annual interest or dividend rate of 8%, NOPSI could have issued $40 million of additional G&R Bonds or $306 million of additional preferred stock. Further, NOPSI has the conditional ability to issue G&R bonds against the retirement of bonds, in some cases without satisfying an earnings coverage test.

      See Notes 5 and 6, incorporated herein by reference, for information on NOPSI's financing activities and Note 4, incorporated herein by reference, for information on NOPSI's short-term borrowings and lines of credit.

                              NEW ORLEANS PUBLIC SERVICE INC.
                                   STATEMENTS OF INCOME

                                                                          For the Years Ended December 31,
                                                                          ---------------------------------
                                                                            1993         1992        1991
                                                                          --------     --------    --------
                                                                                    (In Thousands)
Operating Revenues (Notes 1, 2, and 10):
  Electric                                                                $423,830     $391,936    $399,214
  Natural gas                                                               90,992       72,943      76,951
                                                                          --------     --------    --------
        Total                                                              514,822      464,879     476,165
                                                                          --------     --------    --------
Operating Expenses:
  Operation (Note 10):
    Fuel for electric generation
     and fuel-related expenses                                              59,859       47,566      38,428
    Purchased power                                                        165,963      170,703     168,315
    Gas purchased for resale                                                52,592       43,212      49,986
    Other                                                                   69,658       74,696      74,713
  Maintenance                                                               18,139       17,039      18,118
  Depreciation and amortization                                             17,284       16,619      15,973
  Taxes other than income taxes                                             26,643       27,487      25,733
  Income taxes (Note 3)                                                     24,232       14,382      41,998
  Rate deferrals (Note 2):
    Rate deferrals                                                          (1,651)      (1,300)     (3,348)
    Amortization of rate deferrals                                          22,351        4,426      38,627
    Deferral of previously incurred
      Grand Gulf 1-related costs                                                 -            -     (90,000)
                                                                          --------     --------    --------
        Total                                                              455,070      414,830     378,543
                                                                          --------     --------    --------
Operating Income                                                            59,752       50,049      97,622
                                                                          --------     --------    --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                                        141          119         102
  Miscellaneous - net                                                       (1,055)       3,056       5,329
  Income taxes (Note 3)                                                     (1,115)      (1,683)     (3,242)
                                                                          --------     --------    --------
        Total                                                               (2,029)       1,492       2,189
                                                                          --------     --------    --------
Interest Charges:
  Interest on long-term debt                                                19,478       22,934      23,865
  Other interest - net                                                       1,614        2,290       1,358
  Allowance for borrowed funds used
    during construction                                                       (130)        (107)       (111)
                                                                          --------     --------    --------
        Total                                                               20,962       25,117      25,112
                                                                          --------     --------    --------
Income before Cumulative Effect of
 a Change in Accounting Principle                                           36,761       26,424      74,699

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $6,592) (Note 1)                                        10,948            -           -
                                                                          --------     --------    --------
Net Income                                                                  47,709       26,424      74,699

Preferred Stock Dividend Requirements                                        1,768        1,999       2,231
                                                                          --------     --------    --------
Earnings Applicable to Common Stock                                        $45,941      $24,425     $72,468
                                                                          ========     ========    ========
See Notes to Financial Statements.

                                NEW ORLEANS PUBLIC SERVICE INC.
                                STATEMENTS OF RETAINED EARNINGS

                                                               For the Years Ended December 31,
                                                             -----------------------------------
                                                               1993         1992           1991
                                                            --------      --------      --------
                                                                       (In Thousands)
Retained Earnings, January 1                                 $98,560      $106,341       $33,918
  Add:
    Net income                                                47,709        26,424        74,699
                                                            --------      --------      --------
        Total                                                146,269       132,765       108,617
                                                            --------      --------      --------
  Deduct:
    Dividends declared:
      Preferred stock                                          1,768         1,999         2,231
      Common stock                                            43,900        32,154             -
    Capital stock expenses                                        45            52            45
                                                            --------      --------      --------
        Total                                                 45,713        34,205         2,276
                                                            --------      --------      --------
Retained Earnings, December 31 (Note 7)                     $100,556       $98,560      $106,341
                                                            ========      ========      ========

See Notes to Financial Statements.


                         NEW ORLEANS PUBLIC SERVICE INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


Net Income

      Net income increased in 1993 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1, incorporated herein by reference) and its ongoing effects, partially offset by the effect of implementing SFAS 106 (see Note 9, incorporated herein by reference). Effective January 1, 1993, NOPSI began accruing as revenues the charges for energy delivered to customers but not yet billed. Electric and gas revenues were previously recorded on a cycle-billing basis. Excluding the above mentioned items, net income for 1993 would have been $37.8 million. This $11.4 million increase is due primarily to increased gas revenues and increased electric retail energy sales. Net income decreased in 1992 due primarily to the net income effect of the $90 million 1991 NOPSI Settlement, which resulted in a $48.6 million increase in 1991 net income.

      Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991, are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See "Selected Financial Data-Five-Year Comparison," incorporated herein by reference, following the notes, for information on electric operating revenues by source and KWH sales.

     Electric operating revenues were higher in 1993 due primarily to increased fuel adjustment revenues and increased collections of previously deferred Grand Gulf 1-related costs, neither of which affects net income, and increased residential energy sales resulting primarily from a return to more normal weather as compared to milder weather in 1992. Electric operating revenues were slightly lower in 1992 due primarily to decreased retail sales as a result of milder temperatures. Total electric energy sales were lower in 1992 resulting from these milder temperatures.

      Gas operating revenues increased in 1993 due primarily to an increase in gas rates and increased fuel adjustment revenues resulting from higher average per unit cost for gas purchased. Gas operating revenues decreased in 1992 due primarily to decreased recovery of resale gas costs through the city gate adjustment clause, partially offset by higher base revenues due to the gas rate increase in May 1992.

Expenses

      Fuel for electric generation and fuel-related expenses increased in 1993 due primarily to increased gas costs and increased generation requirements resulting primarily from increased energy sales as discussed in "Revenues and Sales" above. Fuel for electric generation and fuel-related expenses increased in 1992 due to increased generation.

      Gas purchased for resale increased in 1993 due primarily to a higher average per unit cost for gas purchased while it declined in 1992 due primarily to a lower average per unit cost.

      The changes in the amortization of rate deferrals in 1993 and 1992 are primarily a result of the 1991 NOPSI Settlement, which allowed NOPSI to record an additional $90 million of previously incurred Grand Gulf 1-related costs.

     Total income taxes increased in 1993 due primarily to higher pretax income and an increase in the federal income tax rate as a result of OBRA. Total income taxes decreased in 1992 due primarily to lower pretax income resulting from the effect of the 1991 NOPSI Settlement.

                         NEW ORLEANS PUBLIC SERVICE INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition

      NOPSI welcomes competition in the electric energy business and believes that a more competitive environment should benefit our customers, employees, and shareholders of Entergy Corporation. We also recognize that competition presents us with many challenges, and we have identified the following as our major competitive challenges:

                        Retail and Wholesale Rate Issues

      Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. NOPSI is currently operating under electric and gas base rate freezes through October 31, 1996. Also, in connection with the Merger, NOPSI agreed with the Council to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993. See Note 2, incorporated herein by reference, for further information.

      Retail wheeling, a major industry issue which may require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. As a result, the retail market could become more competitive.

       In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power, Inc. to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for NOPSI, but will also expose NOPSI to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

       In light of the rate issues discussed above, NOPSI is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, NOPSI remains committed to least cost planning. In December 1992, NOPSI filed a Least Cost Integrated Resource Plan (Least Cost Plan) with its retail regulator. Least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. NOPSI plans to periodically file revised Least Cost Plans.

                          The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the transmission and distribution of electricity. This act encourages competition and affords us the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs.

                         NEW ORLEANS PUBLIC SERVICE INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NOPSI maintains accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Revenues and Fuel Costs

      Prior to January 1, 1993, NOPSI recorded revenues when billed to its customers with no accrual for energy delivered but not yet billed. To provide a better matching of revenues and expenses, effective January 1, 1993, NOPSI adopted a change in accounting principle to provide for accrual of the nonfuel portion of estimated unbilled revenues. The cumulative effect of this accounting change as of January 1, 1993, increased net income by $10.9 million. Had this new accounting method been in effect during prior years, net income before the cumulative effect would not have been materially different from that shown in the accompanying financial statements.

      NOPSI's rate schedules include electric fuel adjustment and city gate gas cost adjustment clauses that allow deferral of fuel costs until such costs are reflected in the related revenues.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of NOPSI's utility plant is subject to the liens of its mortgage bond indentures.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and increases earnings, it is only realized in cash through depreciation provisions included in rates. NOPSI's effective composite rates for AFUDC were 11.4%, 12.1%, and 11.3% for 1993, 1992, and 1991, respectively.

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 3.1% in 1993 and 1992, and 3.2% in 1991.

Income Taxes

      NOPSI, its parent, and affiliates (excluding GSU prior to 1994) file a consolidated federal income tax return. Income taxes are allocated to NOPSI in proportion to its contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, effective January 1, 1993, NOPSI changed its accounting for income taxes to conform with SFAS 109.

Other Noncurrent Liabilities

      NOPSI records provisions for uninsured property risks and claims for injuries and damages through charges to operation expenses on an accrual basis. Provisions for these accruals, classified as other noncurrent liabilities, have been allowed for ratemaking purposes.

Cash and Cash Equivalents

      NOPSI considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Disclosure

      The estimated fair value amounts of financial instruments have been determined by NOPSI, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that NOPSI could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

     NOPSI considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, NOPSI does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 6 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

Rate Agreement

      In November 1993, the Council adopted resolutions accepting a proposal by NOPSI to settle certain issues related to the Merger. Pursuant to the resolutions, the Council agreed to withdraw from the SEC proceeding related to the Merger. In return, NOPSI agreed, among other things, that retail ratepayers in the City of New Orleans would be protected from (1) increases in NOPSI's cost of capital resulting from risks associated with the Merger; (2) recovery of any portion of the acquisition premium or transactional costs associated with the Merger; (3) certain direct allocations of costs associated with GSU's River Bend nuclear unit; and (4) any losses of GSU resulting from resolution of litigation in connection with its ownership of River Bend. NOPSI was required to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993, and to expense its SFAS 106 costs. NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. The Council also agreed not to seek to disallow the first $3.5 million of costs incurred through October 31, 1993, in connection with the Least Cost Plan.

Prudence Settlement and Finalized Phase-In Plan

     The February 4 Resolution required NOPSI to write off, and not recover from its retail electric customers, $135 million of its previously deferred costs associated with Grand Gulf 1. This write-off, which was recorded in NOPSI's 1987 financial statements, was in addition to the $51.2 million of Grand Gulf 1-related costs originally absorbed and not recovered by NOPSI as part of the 1986 Rate Settlement. In 1991, NOPSI reached a settlement (1991 NOPSI Settlement) with the Council and with the Alliance that resolved the Grand Gulf 1 prudence issues and the pending litigation related to the February 4 Resolution.

      The 1991 NOPSI Settlement supersedes both the 1986 Rate Settlement (which established a rate phase-in plan designed to reduce the immediate effect on ratepayers of the inclusion of Grand Gulf 1 costs in rates) and the February 4 Resolution and provides that there will be no further disallowance of the recovery of any Grand Gulf 1-related costs incurred by NOPSI based on any alleged imprudence by NOPSI that may have occurred or may be alleged to have occurred prior to the effective date of the 1991 NOPSI Settlement. The 1991 NOPSI Settlement included the following terms:

          (i)

     Effective Date                     Base Electric Rates(1)
     ----------------                   ------------------------

     October 4, 1991                    $11.3 million decrease(2)
     October 31, 1992                   $ 7.3 million increase
     October 31, 1993                   $ 6.7 million increase(3)
     October 31, 1994                   $ 5.2 million increase
     October 31, 1995                   $ 4.4 million increase

   (1) These changes are subject to adjustment to reflect implementation of the Least Cost Plan.
   (2) The October 4, 1991 decrease partly offset an April 1991 increase of $18.9 million.
   (3) This increase was partially offset by the $4.8 million base rate reduction described above.

          (ii) In connection with the rate changes set forth in (i) above, NOPSI implemented a finalized phase-in plan covering a ten-year period from October 1, 1991 through September 30, 2001, for recovery of all Grand
     Gulf 1 deferred costs, including associated carrying charges.

           (iii) NOPSI agreed to a five-year electric base rate freeze extending through October 31, 1996, excluding the annual rate increases provided for in (i) above and except for increases to reflect an increase in state and/or federal income tax rates or a catastrophic event such as a hurricane. NOPSI also agreed that during the period October 1, 1993 through October 31, 1996 the Council will have the right to investigate the appropriateness of NOPSI's rates if NOPSI's return on average equity on its electric operations (calculated in accordance with the applicable provisions of the 1991 NOPSI Settlement) for twelve month periods subsequent to September 30, 1992 were to exceed 13.76%, and, after hearing(s), to impose a credit on NOPSI's customers' bills in an amount that would have allowed NOPSI, during the relevant test year, to earn a return on equity incident to its electric operations of no less than 12.76%. The Council agreed otherwise not to reduce NOPSI's base electric rates during the period through October 31, 1996 except to reflect a decrease in state and/or federal income tax rates.

           (iv) NOPSI will include in the "over/under" provision of its fuel adjustment clause, on a monthly basis, the difference, if any, between the non-fuel Grand Gulf 1 costs billed by System Energy to NOPSI and the estimate of such costs attached to the 1991 NOPSI Settlement, with the Council having the right to suspend this provision in the event of a catastrophe involving Grand Gulf 1. In the event the Council suspends this provision, NOPSI will have the right to seek a rate increase notwithstanding (iii) above.

      NOPSI recorded on its balance sheet in 1991 as a deferred asset an additional $90 million of previously incurred Grand Gulf 1-related costs with a corresponding pretax gain on the income statement. The $90 million represents the increase in the present value of the recovery stream of deferred Grand Gulf 1-related costs consistent with the recoverable costs as set forth in
(ii) above.  The gain increased 1991 net income by $48.6 million after taxes.

Gas Rate Filing

      In May 1992, NOPSI and the Council reached a settlement regarding NOPSI's application for an increase in gas rates. The settlement includes the following terms, among others:

           (i) an aggregate net rate increase of $7.5 million, effective on May 22, 1992, phased in over a two-year period. The year one net increase is stipulated to be $3.8 million, with an additional $3.0 million being deferred for recovery in equal annual installments in years two through six. The net increase in year two of $3.7 million includes $730,000 for recovery of the costs deferred in year one (including associated carrying charges).

           (ii) except as provided above, and except for increases to reflect an increase in state and/or federal income tax rates or a catastrophic event such as a hurricane, NOPSI has agreed to a gas base rate freeze through October 31, 1996.

     In addition, the settlement provides that earnings from gas operations will be included with those from electric operations for purposes of the return on average equity ceiling provisions of the 1991 NOPSI Settlement (discussed above) and revises the method of calculating such return on equity ceiling.


NOTE 3.   INCOME TAXES

      Effective January 1, 1993, NOPSI adopted SFAS 109. This new standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income was increased by $0.3 million, assets were increased by $4.1 million, and liabilities were increased by $3.8 million.

     Income tax expense consisted of the following:

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       1993      1992       1991
                                                      -------   -------     ------
                                                             (In Thousands)
    Current:
     Federal                                          $23,400   $16,575     $8,885
     State                                              4,079         -          -
                                                      -------   -------    -------
       Total                                           27,479    16,575      8,885
                                                      -------   -------    -------
    Deferred - net:
     Rate deferrals - net                              (7,395)   (1,185)    20,548
     1989 Settlement Agreement                              -         -      1,821
     Net operating loss carryforward utilization           42     2,747     15,186
     Unbilled revenue                                   4,621    (2,800)     1,513
     Pension expense                                    2,935    (1,044)    (1,041)
     Liberalized depreciation                             (19)     (286)      (469)
     Deferred fuel or gas costs                         2,251     1,904       (479)
     Bond reacquisition                                 1,074       328          -
     Alternative Minimum Tax                            2,317        (3)      (590)
     Other                                               (623)       (1)       458
                                                      -------   -------    -------
       Total                                            5,203      (340)    36,947
                                                      -------   -------    -------
    Investment tax credit adjustments - net              (743)     (170)      (592)
                                                      -------   -------    -------
       Recorded income tax expense                    $31,939   $16,065    $45,240
                                                      =======   =======    =======
    Charged to operations                             $24,232   $14,382    $41,998
    Charged to other income                             1,115     1,683      3,242
    Charged to cumulative income                        6,592         -          -
                                                      -------   -------    -------
       Total income taxes                             $31,939   $16,065    $45,240
                                                      =======   =======    =======

      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences were:

                                                         For the Years Ended December 31,
                                                 ----------------------------------------------------
                                                      1993                1992             1991
                                                 ---------------   ----------------  ----------------
                                                           % of               % of              % of
                                                          Pretax             Pretax            Pretax
                                                  Amount  Income    Amount   Income   Amount   Income
                                                  ------  ------   -------   ------  -------   ------
                                                                 (Dollars in Thousands)
Computed at statutory rate                       $27,877    35.0   $14,446    34.0   $40,779    34.0
Increases (reductions) in tax resulting from:
 State income taxes net of federal income
   tax effect                                      3,411     4.3     1,462     3.5     4,420     3.7
 Depreciation                                       (780)   (1.0)     (731)   (1.7)     (654)   (0.6)
 Amortization of investment tax credits             (745)   (0.9)     (752)   (1.8)     (650)   (0.6)
 Recapture of prior years' consolidated
   income tax savings                                323     0.4       481     1.1     1,180     1.0
 Amortization of excess deferred income tax          384     0.5       376     0.9       376     0.3
 Adjustment of prior year taxes                    2,413     3.0       391     0.9      (400)   (0.3)
 SFAS 109 adjustment                              (1,170)   (1.5)        -       -         -       -
 Other--net                                          226     0.3       391     0.9       189     0.2
                                                 -------    ----   -------    ----   -------    ----
  Total income taxes                             $31,939    40.1   $16,064    37.8   $45,240    37.7
                                                 =======    ====   =======    ====   =======    ====

      Significant components of NOPSI's net deferred tax liabilities as of December 31, 1993, were (in thousands):

    Deferred tax liabilities:
     Net regulatory assets                            $(13,465)
     Plant related basis differences                   (49,753)
     Rate deferrals                                    (80,380)
     Other                                              (5,194)
                                                     ---------
       Total                                         $(148,792)
                                                     =========
    Deferred tax assets:
     Unbilled revenues                                  $5,812
     Accumulated deferred investment tax credit          4,460
     Pension related items                               5,804
     Removal cost                                        8,197
     Standard coal plant                                 2,861
     Operating reserves                                  6,934
     Other                                               4,660
                                                     ---------
       Total                                           $38,728
                                                     =========

      Net deferred tax liabilities                   $(110,064)
                                                     =========


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The  SEC  has authorized NOPSI to effect short-term borrowings  of  up  to
$43 million. This authorization is effective through November 30, 1994. In addition, NOPSI can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. NOPSI's short-term borrowings are also limited by the terms of its G&R Bond indenture to amounts not exceeding, in general, the greater of 10% of capitalization or 50% of Grand Gulf 1 rate deferrals available to support the issuance of G&R Bonds. NOPSI had no outstanding short-term borrowings under these arrangements as of December 31, 1993.


NOTE 5.   PREFERRED STOCK

     The number of shares and dollar value of NOPSI's cumulative, $100 par value preferred stock was:

                                               As of December 31,
                                       ---------------------------------
                                           Shares                          Call Price Per
                                        Authorized and          Total       Share as of
                                         Outstanding         Dollar Value   December 31,
                                       1993       1992      1993      1992      1993
                                     -------    -------    -------   ------- ------------
                                                        (Dollars in Thousands)
  Without sinking fund:
   4 3/4% Preferred Stock             77,798     77,798     $7,780    $7,780   $105.00
   4.36% Series                       60,000     60,000      6,000     6,000   $104.58
   5.56% Series                       60,000     60,000      6,000     6,000   $102.59
                                     -------    -------    -------   -------
    Total without sinking fund       197,798    197,798    $19,780   $19,780
                                     =======    =======    =======   =======

  With sinking fund:
   15.44% Series                      49,495     64,495     $4,950    $6,450   $107.72
                                     =======    =======     ======    ======


      The fair value of NOPSI's preferred stock with sinking fund was estimated to be approximately $5.3 million and $6.5 million as of December 31, 1993 and 1992, respectively. The fair value was determined using quoted market prices or estimates from nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     Changes in the preferred stock during the last three years were:

                                                 Number of Shares
                                          -------------------------------
                                             1993       1992       1991
                                          ---------   --------   --------

     Preferred stock retirements:
         $100 par value                    (15,000)   (15,000)   (15,000)

      Cash sinking fund requirements for the next five years for preferred stock outstanding as of December 31, 1993, are $750,000 annually. NOPSI has the annual non-cumulative option to redeem, at par, up to an additional $750,000 of its 15.44% Series preferred stock outstanding.

      NOPSI has regulatory authorization for the issuance and sale through December 31, 1994, of up to $20 million of preferred stock and, for the acquisition through December 31, 1994, of up to $6.5 million of its outstanding preferred stock.


NOTE 6.   LONG-TERM DEBT

     NOPSI's long-term debt as of December 31, 1993 and 1992, was:


       Maturities       Interest Rates
       From   To        From      To                              1993        1992
       ----  ----       -----    ----                            -------    -------
                                                                   (In Thousands)
     First Mortgage Bonds
       1994  1998       5-5/8%   11.0%                           $35,250    $60,250
       2004  2008       9-1/2%   10.0%                                 -     30,000

     G&R Bonds
       1993 1998        10.95%  13.9%                             69,200    113,600
       1999 2023        7.0%    8.0%                             100,000          -

     Unamortized Premium and Discount-Net                         (1,138)        17
                                                                --------   --------
       Total Long-Term Debt                                      203,312    203,867
       Less Amount Due Within One Year                            15,000     44,400
                                                                --------   --------
       Long-Term Debt Excluding Amount Due Within One Year      $188,312   $159,467
                                                                ========   ========

      The fair value of NOPSI's long-term debt as of December 31, 1993 and 1992 was estimated to be (in millions) $211.5 and $216.1 respectively. Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

      For the years 1994, 1995, 1996, 1997, and 1998, NOPSI has long-term debt maturities and cash sinking fund requirements of (in millions) $15, $24.2, $38.3, $27, and $0, respectively. In addition, other sinking fund requirements of approximately $0.2 million annually may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      NOPSI has regulatory authorization for the issuance and sale through December 31, 1994, of up to $145 million of G&R Bonds (of which $45 million remained available as of December 31, 1993) and for the acquisition, through December 31, 1994, in whole or in part, prior to their respective maturities, of up to $135 million of its outstanding first mortgage and/or G&R Bonds.

      Under NOPSI's G&R Mortgage, G&R Bonds are issuable based upon 70% of bondable property additions or based upon 50% of accumulated deferred Grand Gulf 1-related costs. The G&R Mortgage precludes the issuance of any additional G&R Bonds if the total amount of outstanding Rate Recovery Mortgage Bonds issued on the basis of the uncollected balance of deferred Grand Gulf 1-related costs exceeds 66 2/3% of the balance of such deferred costs. As of December 31, 1993, the total amount of Rate Recovery Mortgage Bonds outstanding aggregated $69.2 million, or 30.2% of NOPSI's accumulated deferred Grand Gulf 1-related costs.


NOTE 7.   DIVIDEND RESTRICTIONS

       NOPSI's Restatement of Articles of Incorporation, as amended, and certain of its indentures contain provisions restricting the payment of cash dividends or other distributions on common stock. As of December 31, 1993, $24.2 million of NOPSI's retained earnings were restricted against the payment of cash dividends or other distributions on common stock.


NOTE 8.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures for the years 1994, 1995, and 1996 are estimated to total $26 million each year. NOPSI will also require $80 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. NOPSI plans to meet the above requirements with internally generated funds and cash on hand. See Notes 5 and 6 regarding the possible refinancing, redemption, purchase, or other acquisition of certain outstanding series of preferred stock and long-term debt.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for NOPSI's respective entitlement to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. NOPSI's monthly obligation for payments under the agreement is approximately $9 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Payments or advances under the Availability Agreement are only required if funds available to System Energy from all sources are less than the amount required under the Availability Agreement. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. In 1989, the Availability Agreement was amended to provide that the write-off of $900 million of Grand Gulf 2 costs would be amortized for Availability Agreement purposes over a period of 27 years, in order to avoid the need for payments by AP&L, LP&L, MP&L, and NOPSI. If AP&L, LP&L, or MP&L fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, NOPSI could be liable for payments to System Energy, in amounts that cannot be determined, over and above its payments under the Unit Power Sales Agreement.

Reallocation Agreement

     System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

System Fuels

      NOPSI has a 13% interest in System Fuels, a jointly owned subsidiary of AP&L, LP&L, MP&L, and NOPSI. The parent companies of System Fuels, including NOPSI, agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1993, NOPSI had approximately $3.3 million of loans outstanding to System Fuels which mature in 2008.

City Franchise Ordinances

     NOPSI provides electric and gas service in the City of New Orleans pursuant to City franchise ordinances which state, among other things, that the City has a continuing option to purchase NOPSI's electric and gas utility properties.


NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

      NOPSI is a participating employer in a defined benefit pension plan sponsored by LP&L, covering substantially all employees. The pension plan is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. Pension costs are funded in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      NOPSI's 1993, 1992, and 1991 pension cost, including amounts capitalized, included the following components:

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                            1993*     1992*    1991*
                                                           -------   ------   -------
                                                                 (In Thousands)

     Service cost - benefits earned during the period       $1,387   $1,253    $1,366
     Interest cost on projected benefit obligation           2,422    2,119     1,572
     Net amortization and deferral                             (49)     173        35
     Other                                                       -        -       600
                                                            ------   ------    ------
     Net pension cost                                       $3,760   $3,545    $3,573
                                                            ======   ======    ======

  * Pension cost represents NOPSI's allocated portion of the total pension expense (as calculated by an independent actuary) for the defined benefit pension plan sponsored by LP&L.

     The funded status of LP&L's pension plan allocable to NOPSI employees as of December 31, 1993 and 1992, was:

                                                                           1993       1992
                                                                          -------    -------
                                                                           (In Thousands)
    Actuarial present value of accumulated pension plan benefits:
     Vested                                                               $26,173    $22,276
     Nonvested                                                                 36         26
                                                                          -------    -------
     Accumulated benefit obligation                                       $26,209    $22,302
                                                                          =======   ========

    Plan assets at fair value                                              $7,523   $ (2,289)
    Projected benefit obligation                                           36,831     29,944
                                                                         --------   --------
    Plan assets less than projected benefit obligation                    (29,308)   (32,233)
    Unrecognized prior service cost                                         2,462      2,702
    Unrecognized transition asset                                          (1,354)    (1,550)
    Unrecognized net loss                                                  12,184      7,920
                                                                         --------   --------
                                                                          (16,016)   (23,161)
    Unfunded portion of NOPSI pension liability                            12,256     23,161
                                                                         --------   --------
    Accrued pension liability                                            $ (3,760)  $      -
                                                                         ========   ========

      The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991; weighted average rate of increase in future compensation levels, 5.6%; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over the average remaining service period of active participants.

Other Postretirement Benefits

      NOPSI also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for NOPSI. The cost of providing these benefits, recorded on a cash basis, to retirees in 1992 was approximately $3.7 million. Prior to 1992, the cost of providing these benefits for retirees was not separable from the cost of providing benefits for active employees. Based on the ratio of the number of retired employees to the total number of active and retired employees in 1991, the cost of providing these benefits in 1991, recorded on a cash basis, for retirees was approximately $2.6 million.

      Effective January 1, 1993, NOPSI adopted SFAS 106. The new standard requires a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. NOPSI continues to fund these benefits on a pay-as-you-go basis. As of January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $53.6 million. This obligation is being amortized over a 20-year period beginning in 1993.

      NOPSI is expensing its SFAS 106 costs pursuant to resolutions adopted in November 1993 by the Council related to the Merger. NOPSI's SFAS 106 expenses through October 31, 1996, will be allowed by the Council for purposes of evaluating the appropriateness of NOPSI's rates. NOPSI's net income in 1993 was decreased by approximately $2.2 million as a result of adopting SFAS 106.

     NOPSI's 1993 postretirement benefit cost, including amounts capitalized and deferred, included the following components (in thousands):

     Service cost - benefits earned during the period          $822
     Interest cost on APBO                                    4,248
     Actual return on plan assets                                 -
     Amortization of transition obligation                    2,678
                                                             ------
     Net periodic postretirement benefit cost                $7,748
                                                             ======

      The funded status of NOPSI's postretirement plan as of December 31, 1993, was (in thousands):

     Accumulated postretirement benefit obligation:
      Retirees                                           $46,218
      Other fully eligible participants                    3,565
      Other active participants                            9,152
                                                         -------
                                                          58,935
     Plan assets at fair value                                 -
                                                         -------
     Plan assets less than APBO                          (58,935)
     Unrecognized transition obligation                   50,895
     Unrecognized net loss                                 4,835
                                                         -------
     Accrued post retirement benefit liability           $(3,205)
                                                         =======

     The assumed health care cost trend rate used in measuring the APBO was 9.9% for 1994, gradually decreasing each successive year until it reaches 5.6% in 2020. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO as of December 31, 1993, by
7.7% and the sum of the service cost and interest cost by approximately 9.6% The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.5% and 5.5%, respectively.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

      NOPSI buys electricity from and/or sells electricity to AP&L, LP&L, MP&L, and System Energy under rate schedules filed with FERC. In addition, NOPSI purchases fuel from System Fuels and receives technical and advisory services from Entergy Services, Inc.

      Operating revenues include revenues from sales to affiliates amounting to $2.5 million in 1993, $3.1 million in 1992, and $2.8 million in 1991. Operating expenses include charges from affiliates for fuel costs, purchased power and related charges, and technical and advisory services totaling $176.3 million in 1993, $183.0 million in 1992, and $187.9 million in 1991.


NOTE 11.  BUSINESS SEGMENT INFORMATION

      NOPSI  supplies  electric and natural gas services in the  City.   NOPSI's
segment information follows:

                                        1993               1992                   1991
                                 -----------------   ------------------   ----------------------
                                 Electric    Gas     Electric    Gas      Electric        Gas
                                 --------  -------   --------   -------   --------       -------
                                                        (In Thousands)

Operating revenues               $423,830  $90,992   $391,936   $72,943   $399,214       $76,951
Revenue from sales to
  unaffiliated customers (1)     $421,343  $90,992   $388,851   $72,943   $396,456       $76,951
Operating income (loss)
  before income taxes            $ 72,572  $11,412   $ 63,167   $ 1,264   $143,031 (2)   $(3,411)
Operating income (loss)          $ 52,046  $ 7,706   $ 47,194   $ 2,855   $ 98,096 (2)   $  (474)
Net utility plant                $211,776  $63,803   $206,402   $61,783   $204,200       $59,237
Depreciation expense             $ 14,308  $ 2,976   $ 13,776   $ 2,843   $ 13,278       $ 2,695
Construction expenditures        $ 19,774  $ 5,039   $ 15,724   $ 5,319   $ 18,084       $ 4,451

(1) NOPSI's intersegment transactions are not material (less than 1% of sales to unaffiliated customers).

(2) Operating income before income taxes and operating income reflect a nonrecurring increase of $90.0 million and $48.6 million, respectively, in connection with the 1991 NOPSI Settlement.


NOTE 12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      NOPSI's business is subject to seasonal fluctuations with the peak periods occurring during the third quarter for electric and during the first quarter for gas. Operating results for the four quarters of 1993 and 1992 were:

                                                       Net
                              Operating   Operating    Income
                               Revenues     Income     (Loss)
                              ---------   ---------    ------
                                       (In Thousands)

     1993:
       First Quarter (1)       $108,566     $ 8,828    $14,930
       Second Quarter          $120,182     $17,789    $12,714
       Third Quarter           $154,610     $29,648    $24,843
       Fourth Quarter          $131,464     $ 3,487    $(4,778)
     1992:
       First Quarter           $106,598     $11,423    $ 5,819
       Second Quarter          $101,993     $ 7,382    $ 1,672
       Third Quarter           $139,362     $25,551    $19,931
       Fourth Quarter          $116,926     $ 5,693    $  (998)

(1) The first quarter of 1993 reflects a nonrecurring increase in net income of $10.9 million, net of taxes of $6.6 million, due to the recording of the cumulative effect of the change in accounting principle for unbilled revenues (see Note 1). Beginning with the second quarter, the remaining quarters are not generally comparable to prior year quarters because of the ongoing effects of the accounting change.

                         NEW ORLEANS PUBLIC SERVICE INC.

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                              1993       1992      1991      1990      1989
                           ---------   --------  --------  --------  --------
                                             (In Thousands)

Operating revenues          $514,822   $464,879  $476,165  $485,246  $470,909
Income before cumulative
  effect of a change in
  accounting principle      $ 36,761   $ 26,424  $ 74,699  $ 27,542  $ 14,464
Total assets                $647,605   $621,691  $685,217  $577,283  $564,251
Long-term obligations (1)   $193,262   $165,917  $231,901  $243,239  $261,495

(1) Includes long-term debt (excluding currently maturing debt) and preferred stock with sinking fund.

     See Notes 1, 3, and 9 for the effect of accounting changes in 1993.

                                     1993       1992      1991     1990      1989
                                   --------  --------  --------  --------  --------
                                                  (Dollars in Thousands)
Electric Operating Revenues:
  Residential                      $151,423  $137,668  $136,030  $141,900  $134,000
  Commercial                        167,788   160,229   159,118   162,600   158,000
  Industrial                         26,205    23,860    24,062    27,000    25,200
  Governmental                       61,548    56,023    55,097    53,500    51,500
                                   --------  --------  --------  --------  --------
   Total retail                     406,964   377,780   374,307   385,000   368,700
  Sales for resale                   11,778    10,320     9,805     8,400     8,000
  Other                               5,088     3,836    15,102     3,900     3,800
                                   --------  --------  --------  --------  --------
   Total                           $423,830  $391,936  $399,214  $397,300  $380,500
                                   ========  ========  ========  ========  ========

Billed Electric Energy Sales
(Millions of KWH):
  Residential                         1,914     1,806     1,844     1,903     1,830
  Commercial                          1,989     1,977     2,023     2,054     2,035
  Industrial                            499       457       487       530       490
  Governmental                          924       888       887       846       837
                                   --------  --------  --------  --------  --------
   Total retail                       5,326     5,128     5,241     5,333     5,192
  Sales for resale                      351       405       418       294       284
                                   --------  --------  --------  --------  --------
   Total                              5,677     5,533     5,659     5,627     5,476
                                   ========  ========  ========  ========  ========

                          System Energy Resources, Inc.



                            1993 Financial Statements

                          SYSTEM ENERGY RESOURCES, INC.

                                   DEFINITIONS


      Certain abbreviations or acronyms used in System Energy's Financial Statements, Notes to Financial Statements, and Management's Financial Discussion and Analysis are defined below:

Abbreviation or Acronym             Term

AFUDC                    Allowance for Funds Used During Construction

ALJ                      Administrative Law Judge

AP&L                     Arkansas Power & Light Company

APSC                     Arkansas Public Service Commission

Capital Funds Agreement  Agreement,  dated  as  of June 21,  1974,  as  amended, between System Energy and Entergy Corporation, and the assignments thereof

City of New Orleans
 or City                 New Orleans, Louisiana

DOE                      United States Department of Energy

Entergy Operations       Entergy  Operations,  Inc.,  a  subsidiary  of  Entergy
                         Corporation that has operating responsibility for Grand
                         Gulf 1, Waterford 3, ANO, and River Bend

Entergy or System        Entergy Corporation and its various direct and indirect
                         subsidiaries

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

FERC Complaint Case
 Settlement              Settlement,  effective  May 21,  1991,  whereby  System
                         Energy  credited  approximately $47.6  million  in  the
                         aggregate  (including interest) against its  June  1991
                         bills to AP&L, LP&L, MP&L, and NOPSI for capacity and energy from Grand Gulf 1

FERC Return on Equity
 Case Settlement, effective October 25, 1993, whereby System Energy refunded approximately $29.6 million in the aggregate (including interest) against its October 1993 bills to AP&L, LP&L, MP&L, and NOPSI when FERC reduced System Energy's Return on Equity from 13% to 11% prospectively from November 3, 1992

Grand Gulf Station       Grand Gulf Steam Electric Generating Station

Grand Gulf 1             Unit No. 1 of the Grand Gulf Station

Grand Gulf 2             Unit No. 2 of the Grand Gulf Station

GSU Gulf States Utilities Company (including wholly owned subsidiaries - Varibus Corporation, GSG&T, Inc., Prudential Oil and Gas, Inc., and Southern Gulf Railway Company)

KWH                      Kilowatt-Hours

LP&L                     Louisiana Power & Light Company

LPSC                     Louisiana Public Service Commission

Money Pool               Entergy   Money   Pool  which  allows  certain   System
                         companies  to  borrow from, or lend to,  certain  other
                         System companies

MP&L                     Mississippi Power & Light Company

MPSC                     Mississippi Public Service Commission

NOPSI                    New Orleans Public Service Inc.

NRC                      Nuclear Regulatory Commission

OBRA                     Omnibus Budget Reconciliation Act of 1993

Reallocation Agreement   1981  Agreement, superseded in part by a June 13,  1985
                         decision  of FERC, among AP&L, LP&L, MP&L,  NOPSI,  and
                         System Energy relating to the sale of capacity and energy from the Grand Gulf Station

SEC                      Securities and Exchange Commission

SFAS Statement of Financial Accounting Standards promulgated by the FASB

SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"

SMEPA                    South Mississippi Electric Power Association

System or Entergy        Entergy Corporation and its various direct and indirect
                         subsidiaries

System Energy            System Energy Resources, Inc.

System Fuels             System Fuels, Inc.

System operating
 companies               AP&L, GSU, LP&L, MP&L, and NOPSI, collectively

Unit Power Sales
 Agreement               Agreement, dated as of June 10, 1982, as amended, among
                         AP&L, LP&L, MP&L, NOPSI, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

                          SYSTEM ENERGY RESOURCES, INC.

                              REPORT OF MANAGEMENT


      The  management  of  System Energy Resources, Inc.  has  prepared  and  is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls that is designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Conduct, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

      The independent public accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

      Management believes that these policies and procedures provide reasonable assurance that its operations are carried out with a high standard of business conduct.

/S/ DONALD C. HINTZ                     /S/ GERALD D. MCINVALE

DONALD C.  HINTZ                        GERALD D. MCINVALE
President and Chief Executive Officer   Senior Vice President and
                                        Chief Financial Officer

                          SYSTEM ENERGY RESOURCES, INC.

                        AUDIT COMMITTEE CHAIRMAN'S LETTER


     The Entergy Operations Board of Directors' Audit Committee functions as the Audit Committee for System Energy. The Audit Committee is comprised of three directors, who are not officers of System Energy or Entergy Operations: Brooke
H. Duncan (Chairman), Robert D. Pugh, and William Clifford Smith. The committee held four meetings during 1993.

     The Audit Committee oversees System Energy's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

      The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Deloitte & Touche) the overall scope and specific plans for their respective audits, as well as System Energy's financial statements and the adequacy of System Energy's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of System Energy's internal controls, and the overall quality of System Energy's financial reporting. The meetings also were designed to facilitate and encourage any private communication between the committee and the internal auditors or independent public accountants.

                                   /S/ BROOKE H. DUNCAN

                                   BROOKE H. DUNCAN
                                   Chairman, Audit Committee

                          INDEPENDENT AUDITORS' REPORT


To the Shareholder and the Board of Directors of System Energy Resources, Inc.


     We have audited the accompanying balance sheets of System Energy Resources, Inc. (System Energy) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of System Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 2, "Rate and Regulatory Matters - FERC Audit" of Notes to Financial Statements, a regulatory proceeding is pending, which, if ultimately resolved in an adverse manner, would require that System Energy (1) write off and not recover in rates approximately $95 million of costs charged to utility plant resulting from System Energy's accounting for certain allocated income tax charges and (2) make refunds for overcollections from the Entergy System operating companies related thereto. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision has been made in the accompanying financial statements for the possible effects of a decision adverse to System Energy.

      As discussed in Note 3 to the financial statements, in 1993 System Energy changed its method of accounting for income taxes.

/S/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

                                 SYSTEM ENERGY RESOURCES, INC.
                                         BALANCE SHEETS
                                             ASSETS

                                                                                   December 31,
                                                                            -------------------------
                                                                               1993            1992
                                                                            ----------     ----------
                                                                                  (In Thousands)
Utility Plant (Note 1):
  Electric                                                                  $3,027,537     $3,019,241
  Electric plant under lease (Note 8)                                          437,941        437,317
  Construction work in progress                                                 41,442         30,658
  Nuclear fuel under capital lease (Note 7 and 8)                               79,625         67,991
                                                                            ----------     ----------
           Total                                                             3,586,545      3,555,207
  Less - accumulated depreciation                                              669,666        572,302
                                                                            ----------     ----------
           Utility plant - net                                               2,916,879      2,982,905
                                                                            ----------     ----------
Other Investments:
  Decommissioning trust funds (Note 7)                                          24,787         19,127
                                                                            ----------     ----------
Current Assets:
  Cash and cash equivalents (Note 1):
    Cash                                                                         2,424              -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies (Note 4)                                           46,601         13,993
        Other                                                                  147,107        167,802
                                                                            ----------     ----------
           Total cash and cash equivalents                                     196,132        181,795
  Accounts receivable:
    Associated companies (Note 10)                                              57,216         60,601
    Other                                                                        2,057          4,871
  Materials and supplies - at average cost                                      69,765         71,660
  Recoverable income taxes (Note 3)                                             63,400         47,900
  Prepayments and other                                                          4,835          3,497
                                                                            ----------     ----------
           Total                                                               393,405        370,324
                                                                            ----------     ----------
Deferred Debits:
  Recoverable income taxes (Note 3)                                             29,289        174,941
  SFAS 109 regulatory asset - net (Note 3)                                     384,317              -
  Unamortized loss on reacquired debt                                           17,258         14,723
  Other (Note 7 and 8)                                                         125,131        110,421
                                                                            ----------     ----------
           Total                                                               555,995        300,085
                                                                            ----------     ----------
           TOTAL                                                            $3,891,066     $3,672,441
                                                                            ==========     ==========
See Notes to Financial Statements.

                                 SYSTEM ENERGY RESOURCES, INC.
                                        BALANCE SHEETS
                                CAPITALIZATION AND LIABILITIES

                                                                                   December 31,
                                                                            -------------------------
                                                                               1993            1992
                                                                            ----------     ----------
                                                                                  (In Thousands)
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1993 and 1992                                           $789,350       $789,350
  Paid-in capital                                                                    7              -
  Retained earnings (Note 6)                                                   228,574        367,747
                                                                            ----------     ----------
           Total common shareholder's equity                                 1,017,931      1,157,097
  Long-term debt (Note 5)                                                    1,511,914      1,755,308
                                                                            ----------     ----------
           Total                                                             2,529,845      2,912,405
                                                                            ----------     ----------
Other Noncurrent Liabilities:
  Obligations under capital leases (Note 8)                                     24,679         12,991
  Other (Note 7)                                                                18,229         18,919
                                                                            ----------     ----------
           Total                                                                42,908         31,910
                                                                            ----------     ----------
Current Liabilities:
  Currently maturing long-term debt (Note 5)                                   230,000         30,000
  Accounts payable:
    Associated companies (Note 10)                                               1,928          2,164
    Other                                                                       18,223         33,110
  Taxes accrued                                                                 20,952         23,224
  Interest accrued                                                              48,929         50,560
  Obligations under capital leases (Note 8)                                     55,000         55,000
  Other                                                                          2,805            530
                                                                            ----------     ----------
          Total                                                                377,837        194,588
                                                                            ----------     ----------
Deferred Credits:
  Accumulated deferred income taxes (Note 3)                                   775,630        349,081
  Accumulated deferred investment tax credits (Note 3)                         113,849        144,284
  Other                                                                         50,997         40,173
                                                                            ----------     ----------
          Total                                                                940,476        533,538
                                                                            ----------     ----------
Commitments and Contingencies (Notes 2, 7, and 8)


          TOTAL                                                             $3,891,066     $3,672,441
                                                                            ==========     ==========

See Notes to Financial Statements.


                                      SYSTEM ENERGY RESOURCES, INC.
                                        STATEMENTS OF CASH FLOWS


                                                                                For the Years Ended December 31,
                                                                             -------------------------------------
                                                                               1993           1992          1991
                                                                             --------       --------      --------
                                                                                         (In Thousands)
Operating Activities:
    Net income                                                                $93,927       $130,141      $104,622
    Noncash items included in net income:
      Depreciation and decommissioning                                         90,920         85,932        85,986
      Deferred income taxes and investment tax credits                         15,832         70,356        79,660
      Allowance for equity funds used during construction                        (772)          (681)         (763)
      Amortization of debt discount                                             4,520          6,417         7,495
    Changes in working capital:
      Receivables                                                               6,199            225        (5,530)
      Accounts payable                                                        (15,123)       (30,517)       37,511
      Taxes accrued                                                            (2,272)         2,672          (178)
      Interest accrued                                                         (1,631)         1,252       (10,245)
      Other working capital accounts                                            2,832         (4,412)       15,716
    Recoverable income taxes (Note 3)                                         130,152         (3,475)      (14,277)
    Decommissioning trust contributions                                        (4,911)        (5,641)       (2,201)
    Other                                                                      (1,617)            86       (15,454)
                                                                             --------       --------      --------
      Net cash flow provided by operating activities                          318,056        252,355       282,342
                                                                             --------       --------      --------
Investing Activities:
    Construction expenditures                                                 (23,083)       (21,671)      (21,663)
    Allowance for equity funds used during construction                           772            681           763
    Nuclear fuel purchases                                                    (32,822)       (13,724)      (28,922)
    Proceeds from sale and leaseback of nuclear fuel                           32,822         28,094        14,552
    Change in other temporary investments                                           -              -       125,225
                                                                             --------       --------      --------
    Net cash flow provided by (used in) investing activities                  (22,311)        (6,620)       89,955
                                                                             --------       --------      --------
Financing Activities:
    Proceeds from the issuance of first mortgage bonds                         60,000        220,000             -
    Retirement of first mortgage bonds                                       (108,308)      (240,750)     (294,000)
    Common stock dividend payments                                           (233,100)      (137,700)     (115,785)
                                                                             --------       --------      --------
    Net cash flow used in financing activities                               (281,408)      (158,450)     (409,785)
                                                                             --------       --------      --------
Net increase (decrease) in cash and cash equivalents                           14,337         87,285       (37,488)

Cash and cash equivalents at beginning of period                              181,795         94,510       131,998
                                                                             --------       --------      --------
Cash and cash equivalents at end of period                                   $196,132       $181,795       $94,510
                                                                             ========       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
      Interest - net of amount capitalized                                   $186,786       $201,287      $238,199
      Income taxes (refund)                                                  ($65,992)       $21,431      ($12,667)
  Noncash investing and financing activities:
      Capital lease obligations incurred                                      $45,089        $28,094       $14,552

See Notes to Financial Statements.


                          SYSTEM ENERGY RESOURCES, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         LIQUIDITY AND CAPITAL RESOURCES


      The financial condition of System Energy significantly depends on the continued commercial operation of Grand Gulf 1 and on the receipt of payments from AP&L, LP&L, MP&L, and NOPSI. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net cash flow from operations totaled $318 million, $252 million, and $282 million in 1993, 1992, and 1991, respectively. In recent years, this cash flow has been sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt maturities. See Note 7, incorporated herein by reference, for information on System Energy's capital and refinancing requirements in 1994 - 1996. Further, in order to take advantage of lower interest rates, System Energy may continue to refinance high-cost debt prior to maturity.

      In addition, System Energy's financial condition could be affected by the outcome of a pending FERC audit matter. In December 1990, FERC Division of Audits issued a report for System Energy that recommended that System Energy write off and not recover in its rates approximately $95 million of Grand Gulf 1 costs included in utility plant, and compute refunds for over collections from AP&L, LP&L, MP&L, and NOPSI. In August 1992, FERC issued an opinion and order (August 4 Order) affirming an initial decision by a FERC ALJ. System Energy filed a Request for Rehearing, and in October 1992, FERC issued an order allowing additional time for its consideration of the request, and it deferred System Energy's refund obligation until 30 days after FERC issues an order on rehearing. If the decision is implemented, System Energy estimates that as of December 31, 1993, net income would be reduced by $151.6 million. This amount includes refund obligations of approximately $113.0 million (including interest). See Note 2, incorporated herein for reference, for additional information.

      Earnings coverage tests, bondable property additions, and equity ratio requirements contained in its mortgage, and in its letters of credit and reimbursement agreement in connection with its sale and leaseback transactions, limit the amount of first mortgage bonds that System Energy can issue. Based on the most restrictive applicable tests as of December 31, 1993, and assuming an annual interest rate of 8%, System Energy could have issued $290 million of additional first mortgage bonds. System Energy has the conditional ability to issue first mortgage bonds against the retirement of first mortgage bonds, in some cases, without satisfying an earnings coverage test.

      In connection with the financing of Grand Gulf 1, Entergy Corporation has undertaken, in the Capital Funds Agreement, to provide to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to at least 35% of System Energy's total capitalization (excluding short-term debt), (2) permit the continuation of commercial operation of Grand Gulf 1, and (3) enable System Energy to pay in full all borrowings, whether at maturity, on prepayment, on acceleration, or otherwise. In addition, Entergy Corporation has agreed in the Capital Funds Agreement to make certain cash capital contributions, if required, to enable System Energy to make payments when due on specific issues of its long-term debt.

      See Note 4, incorporated herein by reference, for information regarding System Energy's short-term borrowings.

                                  SYSTEM ENERGY RESOURCES, INC.
                                       STATEMENTS OF INCOME

                                                                                   For the Years Ended December 31,
                                                                               ---------------------------------------
                                                                                 1993            1992           1991
                                                                               --------        --------       --------
                                                                                            (In Thousands)
Operating Revenues (Note 2):                                                   $650,768        $723,410       $686,664
                                                                               --------        --------       --------
Operating Expenses:
  Operation (Note 10):
    Fuel for electric generation
     and fuel-related expenses                                                   42,296          55,110         78,060
    Other                                                                       114,086         102,971         79,494
  Maintenance (Note 10)                                                          21,263          29,370         14,358
  Depreciation and decommissioning (Note 7)                                      90,920          90,628         87,296
  Taxes other than income taxes                                                  26,589          28,717         27,342
  Income taxes (Note 3)                                                          83,412          93,438         81,302
                                                                               --------        --------       --------
        Total                                                                   378,566         400,234        367,852
                                                                               --------        --------       --------
Operating Income                                                                272,202         323,176        318,812
                                                                               --------        --------       --------
Other Income:
  Allowance for equity funds used
   during construction                                                              772             681            763
  Miscellaneous - net                                                             6,518           5,816          6,378
  Income taxes (Notes 1 and 3)                                                    4,859           4,584          7,726
                                                                               --------        --------       --------
        Total                                                                    12,149          11,081         14,867
                                                                               --------        --------       --------
Interest Charges:
  Interest on long-term debt                                                    184,818         196,618        218,538
  Other interest - net                                                            6,120           7,923         11,111
  Allowance for borrowed funds used
   during construction                                                             (514)           (425)          (592)
                                                                               --------        --------       --------
        Total                                                                   190,424         204,116        229,057
                                                                               --------        --------       --------
Net Income                                                                      $93,927        $130,141       $104,622
                                                                               ========        ========       ========
See Notes to Financial Statements.


                      SYSTEM ENERGY RESOURCES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                                                  For the Years Ended December 31,
                                                               ----------------------------------------
                                                                 1993            1992            1991
                                                               --------        --------        --------
                                                                             (In Thousands)
Retained Earnings, January 1                                   $367,747        $375,306        $386,469
  Add:
    Net income                                                   93,927         130,141         104,622
                                                               --------        --------        --------
        Total                                                   461,674         505,447         491,091
                                                               --------        --------        --------
  Deduct:
    Dividends declared                                          233,100         137,700         115,785
                                                               --------        --------        --------
Retained Earnings, December 31 (Note 6)                        $228,574        $367,747        $375,306
                                                               ========        ========        ========
See Notes to Financial Statements.


                          SYSTEM ENERGY RESOURCES, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1993 primarily due to the impact of the FERC Return on Equity Case settlement regarding the return on equity component of
System Energy's formula wholesale rates (see Note 2, incorporated herein by reference). This decrease in revenue was partially offset by a reduction in interest expense due to the refinancing of high-cost debt.

      Net income increased in 1992 primarily due to the impact of the FERC Complaint Case settlement recorded in June 1991, which reduced net income in 1991. See Note 2, incorporated herein by reference, for further information on this settlement. In addition, 1992 net income was impacted by a reduction in interest expense (as a result of the repayment of and refunding of higher cost debt) not recovered through rates and the lower return System Energy earned on its net investment in Grand Gulf 1 during 1992.

      Significant factors affecting the results of operations and causing variances between the years 1993 and 1992, and 1992 and 1991 are discussed under "Revenues" and "Expenses" below.

Revenues

       System Energy's operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return, currently set at a rate of 11.0%, (see
Note 2, incorporated herein by reference, for further information on the FERC Return on Equity Case) on System Energy's common equity funds allocable to its investment in Grand Gulf 1 plus System Energy's effective interest cost for its debt allocable to this investment.

      Operating revenues decreased in 1993 due primarily to the effect of the FERC Return on Equity Case settlement which reduced System Energy's return on equity as discussed in "Net Income" above and a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit). Future revenues attributable to the return on equity will consequently be lower as a result of the reduction in return on equity. Also, future revenues attributable to the return on investment are expected to decline each year as a result of the depreciation of System Energy's investment in Grand Gulf 1. Operating revenues were higher in 1992 due primarily to the effect of the FERC Complaint Case settlement in 1991. The higher operating revenues in 1992 also reflect the increase in 1992 operating expenses primarily associated with the scheduled fifth refueling outage partially offset by a lower return earned on its investment in Grand Gulf 1 resulting from a decrease in net unit investment.

Expenses

      Grand Gulf 1 was on-line for 284 of 365 days in 1993 as compared with 298 of 366 days in 1992. The unit capability factor, which is a measure of the unit's performance (based on a ratio of available energy generation to the maximum power capability multiplied by the period hours), was 76.1% for 1993 as compared with 79.9% for 1992. These variances are primarily due to the unit's sixth and fifth refueling outages that lasted from September 28, 1993 to December 3, 1993, (67 days) and April 17, 1992 to June 9, 1992; (52 days), respectively and, to a lesser extent, to unplanned outages in September 1993 (14 days) and January 1992 (10 days). These outages contributed significantly to the decrease in fuel for electric generation and fuel related expenses. The decrease in fuel expense in 1993 and 1992 is also due to refueling with less expensive nuclear fuel. (Approximately one-third of the reactor core was replaced during each outage.) Increased operating efficiency also contributed to the 1993 decrease. Nonfuel operation and maintenance expense increased in 1992 due primarily to the fifth refueling outage as mentioned above.

      The FERC Complaint Case settlement, recorded by System Energy in June 1991, contributed to fluctuations in 1992 operating results. Other operation expense increased in 1992 due, in part, to the provision of that settlement that called for 1991 credits from System Energy to AP&L, LP&L, MP&L, and NOPSI relating to System Energy's rate treatment of the portions of Grand Gulf 1 sold and leased back.

      Total income taxes decreased in 1993 due primarily to lower pretax book income partially offset by an increase in the federal income tax rate as a result of OBRA. Income taxes increased in 1992 due primarily to the effects of the FERC Complaint Case settlement.

                          SYSTEM ENERGY RESOURCES, INC.

                 MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      SIGNIFICANT FACTORS AND KNOWN TRENDS


FERC Audit

      See Note 2, incorporated herein by reference, for information with respect to possible write-offs and refunds which may result from a decision issued by FERC.

                          SYSTEM ENERGY RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      System Energy maintains accounts in accordance with FERC guidelines. Certain previously reported amounts have been reclassified to conform to current classifications.

Organization

      System Energy is a generating company providing electricity to AP&L, LP&L, MP&L, and NOPSI and has a 90% interest in Grand Gulf 1, a nuclear generating station that began commercial operation in 1985. In June 1990, Entergy Operations assumed responsibility for the operation and maintenance of Grand Gulf 1.

      System Energy has a combined ownership and leasehold interest of 90% and SMEPA has an undivided ownership interest of 10% in Grand Gulf 1. System Energy records its investment associated with Grand Gulf 1 to the extent to which it owns and maintains a leasehold interest in the generating station. Likewise, System Energy's operating expenses reflected in the accompanying financial statements represent 90% of such Grand Gulf 1 expenses.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant owned by System Energy is subject to the lien of its first mortgage bond indenture.

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases utility plant and represents current earnings, it is only realized in cash through depreciation provisions included in rates. System Energy's effective composite rates for AFUDC were 11.6%, 12.3%, and 12.4% for 1993, 1992, and 1991, respectively.

      Utility plant includes the portions of Grand Gulf 1 that were sold and are currently under lease. System Energy retired this property from its continuing property records as formerly owned property released from and no longer subject to System Energy's mortgage and deed of trust. System Energy is reflecting such leased property for financial reporting purposes as property under lease from others and is depreciating this property over the life of the basic lease term. Such depreciation is being deferred until recoverable from customers in future periods. See Note 8.

      Depreciation is computed on a straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation provisions on average depreciable property approximated 2.9% in 1993, 1992, and 1991.

Income Taxes

      System Energy, its parent, and affiliates (excluding GSU prior to 1994) file a consolidated federal income tax return. Income taxes are allocated to System Energy in proportion to its contribution to consolidated taxable income. SEC regulations require that no System company pay more taxes than it would have had a separate income tax return been filed. Deferred taxes are recorded for all temporary differences between book and taxable income. Investment tax credits are deferred and amortized based upon the average useful life of the related property in accordance with rate treatment. As discussed in Note 3, effective January 1, 1993, System Energy changed its accounting for income taxes to conform with the SFAS 109.

      In addition, System Energy files a consolidated Mississippi state income tax return with certain other System companies.

Cash and Cash Equivalents

      System Energy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Disclosure

      The estimated fair value amounts of financial instruments have been determined by System Energy, using available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that System Energy could realize in a current market exchange. In addition, gains or losses realized on financial instruments may be reflected in future rates and not accrue to the benefit of stockholders.

      System Energy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, System Energy does not presently expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5 and 7 for additional fair value disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

FERC Audit

     In December 1990, FERC Division of Audits issued a report for System Energy for the years 1986 through 1988. The report recommended that System Energy (1) write off and not recover in rates approximately $95 million of Grand Gulf 1 costs included in utility plant related to certain System income tax allocation procedures (and System Energy's accounting resulting from certain allocated income tax charges) alleged to be inconsistent with FERC's accounting requirements and (2) compute refunds for the years 1987 to date to correct for over collections from AP&L, LP&L, MP&L, and NOPSI.

      In August 1992, FERC issued an opinion and order (August 4 Order) which found that System Energy overstated its Grand Gulf 1 utility plant account by approximately $95 million as indicated in FERC's report. The order required System Energy to make adjusting accounting entries and refunds, with interest, to AP&L, LP&L, MP&L, and NOPSI within 90 days from the date of the order. System Energy filed a Request for Rehearing, and in October 1992, FERC issued an order allowing additional time for its consideration of the request. In addition, it deferred System Energy's refund obligation until 30 days after FERC issues an order on rehearing. Should such refunds and adjusting entries be necessary, System Energy estimates that as of December 31, 1993, its net income would be reduced by approximately $152.3 million. This amount includes System Energy's potential refund obligation which is estimated to be $113.0 million (including interest) as of December 31, 1993. The ongoing effect of this order, if implemented, would be to reduce System Energy's revenues by approximately $19.8 million during the first twelve months following the write-off and by a comparable amount (but decreasing by approximately $0.4 million per year) in each subsequent year.

      If the August 4 Order is implemented, System Energy would need the consent of certain banks to temporarily waive the fixed charge coverage and equity ratio covenants in the letters of credit and reimbursement agreement related to the Grand Gulf 1 sale and leaseback transactions (see Note 7) in order to avoid violation of the covenant. System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of the write-off or the first refund, if the August 4 Order is implemented prior to December 31, 1994. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

      System Energy believes that its consolidated income tax accounting procedures and related rate treatment are in compliance with SEC and FERC requirements and is vigorously contesting this issue. The ultimate resolution of this matter cannot be predicted.

FERC Return on Equity Case

      In  August 1992, FERC instituted an investigation of the return on  equity
(ROE) component of all formula wholesale rates for System Energy as well as AP&L, LP&L, MP&L, and NOPSI. Payments received by System Energy under the Unit Power Sales Agreement are its only source of operating revenue. Rates under the Unit Power Sales Agreement are based on System Energy's cost of service including a return on common equity which had been set at 13% (see below).

      In August 1993, Entergy and the state regulatory agencies that intervened in the proceeding reached an agreement (Settlement Agreement) in this matter. The Settlement Agreement, which was approved by FERC on October 25, 1993, provides that an 11.0% ROE will be included in the formula rates under the Unit Power Sales Agreement. The Unit Power Sales Agreement formula rate, including the 11.0% ROE component, will remain in effect without change for two years, until early August 1995. System Energy's refunds payable to AP&L, LP&L, MP&L, and NOPSI, which were due prospectively from November 3, 1992, were reflected as a credit to their bills in October 1993. These refunds decreased System Energy's 1993 revenues and net income by approximately $29.4 million and $18.2 million, respectively.

FERC Complaint Case Settlement

      In February 1990, the APSC, the LPSC, the MPSC, the Mississippi Attorney General, and the City of New Orleans filed a complaint with FERC against System Energy and Entergy Services, Inc. (as agent for Entergy Corporation, AP&L, LP&L, MP&L, and NOPSI) alleging that the rates being charged to AP&L, LP&L, MP&L, and NOPSI by System Energy for capacity and energy from Grand Gulf 1 were not just and reasonable. This filing was consolidated with proceedings related to System Energy's decommissioning collections.

     In May 1991, a settlement was reached which, among other things (1) reduced System Energy's rate of return on common equity from 14% to 13% effective retroactively to April 1990 (pursuant to a subsequent settlement in the FERC Return on Equity Case - see above - the allowed rate of return was further reduced to 11% effective November 3, 1992); (2) imposed no ceiling for ratemaking purposes on System Energy's common equity ratio; (3) established a zero cash working capital allowance, effective retroactively to April 1990;
(4) resolved the cost of service treatment of certain Grand Gulf 2 assets transferred to Grand Gulf 1; (5) set the amount to be collected in rates for the cost of decommissioning System Energy's 90% interest in Grand Gulf 1 at approximately $198 million in 1989 dollars (with a new study of these costs to be prepared and submitted to FERC on or before June 1, 1995); (6) increased System Energy's decommissioning expense collections from approximately $1.1 million to approximately $4.3 million per year, effective retroactively to June 1990, subject to a 5% annual inflation adjustment; and (7) provided for 1991 credits from System Energy to AP&L, LP&L, MP&L, and NOPSI totaling approximately $17 million relating to System Energy's rate treatment of the portions of Grand Gulf 1 sold and leased back. The settlement did not resolve income tax accounting issues raised in the complaint (see "FERC Audit" above). The settlement was approved by FERC in September 1991.

      Based on the settlement, System Energy credited in 1991 approximately $47.6 million in the aggregate (including interest) against its bills to AP&L, LP&L, MP&L, and NOPSI for capacity and energy from Grand Gulf 1. As a result of the FERC Complaint Case settlement, 1991 net income was reduced by approximately $36.0 million, of which approximately $15.8 million relates to billings in 1990.


NOTE 3.   INCOME TAXES

      Effective  January  1, 1993, System Energy adopted  SFAS  109.   This  new
standard requires that deferred income taxes be recorded for all temporary differences and carryforwards, and that deferred tax balances be based on enacted tax laws at tax rates that are expected to be in effect when the temporary differences reverse. SFAS 109 requires that regulated enterprises recognize adjustments resulting from implementation as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. A substantial majority of the adjustments required by SFAS 109 was recorded to deferred tax balance sheet accounts with offsetting adjustments to regulatory assets and liabilities. The cumulative effect of the adoption of SFAS 109 is included in income tax expense charged to operations. As a result of the adoption of SFAS 109, 1993 net income was increased by $0.4 million, assets were increased by $327.9 million, and liabilities were increased by $327.5 million.

     Income tax expense consisted of the following:

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                      1993       1992       1991
                                                     -------    -------   --------
                                                            (In Thousands)
     Current:
      Federal                                        $59,049    $13,890   $(31,900)
      State                                            3,671      6,786      5,052
                                                     -------    -------   --------
       Total                                          62,720     20,676    (26,848)
                                                     -------    -------   --------
     Deferred - net:
      Liberalized depreciation                        46,600     43,873     45,551
      Nuclear fuel                                     2,706     (3,299)    (2,927)
      Capitalized interest                              (456)    (1,402)    (1,441)
      Taxes capitalized                                 (929)      (935)      (572)
      Decontamination and decommissioning fund         5,601          -          -
      Bond reacquisition                                (787)       852     (1,857)
      Sale and leaseback                              (4,057)    (4,122)    (4,044)
      Other                                           (2,394)     3,088      2,458
                                                     -------    -------   --------
       Total                                          46,284     38,055     37,168
                                                     -------    -------   --------
     Investment tax credit adjustments - net         (30,452)    30,123     63,256
                                                     -------    -------   --------
       Recorded income tax expense                   $78,552    $88,854    $73,576
                                                     =======    =======   ========

     Charged to operations                           $83,412    $93,438    $81,302
     Credited to other income                         (4,859)    (4,584)    (7,726)
                                                     -------    -------   --------
       Recorded income tax expense                    78,553     88,854     73,576
     Income taxes applied against the debt                 -        253        352
     component of AFUDC
                                                     -------    -------   --------
       Total income taxes                            $78,553    $89,107    $73,928
                                                     =======    =======   ========


      Total income taxes differ from the amounts computed by applying the statutory federal income tax rate to income or loss before taxes. The reasons for the differences were:

                                                             For the Years Ended December 31,
                                                   ------------------------------------------------------
                                                          1993               1992              1991
                                                   -----------------   ---------------    ---------------
                                                               % of              % of               % of
                                                              Pretax            Pretax             Pretax
                                                    Amount    Income   Amount   Income    Amount   Income
                                                   --------   ------   -------  -------   -------  ------
                                                                    (Dollars in Thousands)
Computed at statutory rate                          $60,368     35.0   $74,458    34.0    $60,587   34.0
Increases (reductions) in tax resulting from:
 Depreciation                                        12,839      7.4    11,520     5.3      8,343    4.7
 State income taxes net of federal
   income tax effect                                  6,778      3.9     8,380     3.8      6,084    3.4
 Amortization of investment tax credits              (3,759)    (2.2)   (3,865)   (1.8)    (1,928)  (1.1)
 Other - (net)                                        2,327      1.4    (1,639)   (0.7)       490    0.3
                                                    -------     ----   -------    ----    -------   ----
 Recorded income tax expense                         78,553     45.5    88,854    40.6     73,576   41.3
Income taxes applied against the debt
  component of AFUDC                                      -        -       253     0.1        352    0.2
                                                    -------     ----   -------    ----    -------   ----
   Total income taxes                               $78,553     45.5   $89,107    40.7    $73,928   41.5
                                                    =======     ====   =======    ====    =======   ====

      Significant components of System Energy's net deferred tax liabilities as of December 31, 1993, were (in thousands):

    Deferred tax liabilities:
     Net regulatory assets                           $(425,318)
     Plant related basis differences                  (552,782)
     Other                                             (16,343)
                                                     ---------
        Total                                        $(994,443)
                                                     =========
    Deferred tax assets:
     Sale and leaseback                               $142,850
     Accumulated deferred investment tax credit         43,547
     Alternative minimum tax credit                     20,452
     Recoverable income tax                             92,689
     Other                                              11,964
                                                      --------
        Total                                         $311,502
                                                      ========

        Net deferred tax liabilities                 $(682,941)
                                                     =========

      Recoverable income taxes include the tax effects of the substantial loss generated in September 1989 by the Grand Gulf 2 write-off. The loss increased System Energy's tax net operating loss carryforward to a total of approximately $265.5 million as of December 31, 1993, which may be utilized in the future to offset taxable income. If not utilized to offset Federal taxable income, income tax benefits related to the net operating loss carryforwards will expire in the years 2004 through 2007. In connection with an Internal Revenue Service (IRS) audit of Entergy's 1988, 1989, and 1990 consolidated federal income tax returns, the IRS is proposing that adjustments be made to the Grand Gulf 2 abandonment loss deduction claimed on Entergy's 1989 consolidated federal income tax return. If any such adjustments are necessary, the effect on System Energy's net income should be immaterial. Entergy intends to contest the proposed adjustments if finalized by the IRS. The outcome of such proceedings cannot be predicted at this time.

      The  alternative minimum tax (AMT) credit at December 31, 1993, was  $20.5
million.   This AMT credit can be carried forward indefinitely and  will  reduce
System Energy's federal income tax liability in the future.


NOTE 4.   LINES OF CREDIT AND RELATED BORROWINGS

      The SEC has authorized System Energy to effect short-term borrowings up to $125 million, subject to increase to as much as $238 million after further SEC approval. These authorizations are effective through November 30, 1994. In addition, System Energy can borrow from the Money Pool, subject to its maximum authorized level of short-term borrowings and the availability of funds. System Energy had no short-term borrowings or bank lines of credit as of December 31, 1993.


NOTE 5.   LONG-TERM DEBT

    The long-term debt of System Energy as of December 31, 1993 and 1992, was as follows:

     Maturities       Interest Rates
     From   To        From      To                     1993          1992
     ----  ----       -----   -----                  ---------    ---------
                                                         (In Thousands)
   First Mortgage Bonds
     1994  1998       6.0%     14%*                   $615,000     $555,000
     1999  2003       8-1/4%   11%                     130,000      235,000
     2016             11-3/8%                           90,319       90,319

   Governmental Obligations**
     2013   2016      8-1/4%  12-1/2%                  416,600      416,600

   Grand Gulf Lease Obligation, 7.02% (Note 8)         500,000      500,000
   Unamortized Discount                                (10,005)     (11,611)
                                                    ----------   ----------
      Total Long-Term Debt                           1,741,914    1,785,308
      Less Amount Due Within One Year                  230,000       30,000
                                                    ----------   ----------
      Long-Term Debt Excluding Amount Due Within    $1,511,914   $1,755,308
       One Year                                     ==========   ==========

 * The 14% series of $200 million is due 11/15/94. All other series are at interest rates within the range of 6% - 11.375%.

 ** Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

      The fair value of System Energy's long-term debt, excluding Grand Gulf lease obligation, as of December 31, 1993 and 1992, was estimated to be $1,397.8 million and $1,442.7 million, respectively. Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. For the years 1994, 1995, 1996, 1997, and 1998 System Energy has long-term debt maturities and sinking fund requirements (in millions) of $230, $135, $250, $10, and $70, respectively.

     System Energy has SEC authorization for the issuance and sale of up to $500 million of first mortgage bonds through December 31, 1994, (of which $220 million remained available as of December 31, 1993). In addition, System Energy has SEC authorization for the acquisition of not more than $500 million of its outstanding first mortgage bonds through December 31, 1994, all of which remained available as of December 31, 1993.


NOTE 6.   DIVIDEND RESTRICTIONS

     Various agreements relating to the long-term debt of System Energy restrict the payment of cash dividends or other distributions on its common stock. As of December 31, 1993, $152.7 million of System Energy's retained earnings were restricted against the payment of cash dividends or other distributions on common stock. On February 1, 1994, System Energy paid Entergy Corporation a $57.8 million cash dividend on common stock.


NOTE 7.   COMMITMENTS AND CONTINGENCIES

Capital Requirements and Financing

      Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996 are estimated to total $26 million, $22 million, and $23 million, respectively. System Energy will also require $615 million during the period 1994-1996 to meet long-term debt and preferred stock maturities and sinking fund requirements. System Energy plans to meet the above requirements with internally generated funds and cash on hand, supplemented by the issuance of long-term debt. See Note 5 for the possible issuance of new first mortgage bonds and the potential refunding, redemption, purchase, or other acquisition of certain series of outstanding first mortgage bonds.

Capital Funds Agreement

      Entergy Corporation has agreed to arrange for or supply to System Energy sufficient amounts of capital to (1) maintain System Energy's equity capital at not less than 35% of System Energy's total capitalization (excluding short-term debt) and (2) continue commercial operation of Grand Gulf 1 and enable System Energy to pay its borrowings under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into various agreements with AP&L, LP&L, MP&L, and NOPSI, whereby AP&L, LP&L, MP&L, and NOPSI are obligated to purchase their respective entitlements of capacity (discussed below) and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from AP&L, LP&L, MP&L, and NOPSI under these agreements.

Unit Power Sales Agreement

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI in accordance with specified percentages (AP&L 36%, LP&L 14%, MP&L 33%, and NOPSI 17%) as ordered by FERC. Charges under this agreement are paid in consideration for the respective entitlements of AP&L, LP&L, MP&L, and NOPSI to receive capacity and energy, and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, which most likely would occur after Grand Gulf 1's retirement from service. The monthly obligation for payments from AP&L, LP&L, MP&L, and NOPSI to System Energy is approximately $54 million.

Availability Agreement

      AP&L, LP&L, MP&L, and NOPSI are individually obligated in accordance with stated percentages (AP&L 17.1%, LP&L 26.9%, MP&L 31.3%, and NOPSI 24.7%) to make payments or subordinated advances to System Energy in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize Grand Gulf 2 over 27 years, as discussed below. System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Payments or advances under the Availability Agreement are only required if funds available to System Energy from all sources are less than the amount required under the Availability Agreement. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. In 1989, the Availability Agreement was amended to provide that the write-off of approximately $900 million of Grand Gulf 2 costs would be amortized for Availability Agreement purposes over a period of 27 years, in order to avoid the need for payments under the Availability Agreement by AP&L, LP&L, MP&L, and NOPSI.

Reallocation Agreement

     System Energy and AP&L, LP&L, MP&L, and NOPSI entered into the Reallocation Agreement relating to the sale of capacity and energy from the Grand Gulf Station and the related costs, in which LP&L, MP&L, and NOPSI agreed to assume all of AP&L's responsibilities and obligations with respect to the Grand Gulf Station under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to AP&L supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (LP&L 26.23%, MP&L 43.97%, and NOPSI 29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect AP&L's obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. AP&L would be liable for its share of such amounts if LP&L, MP&L, and NOPSI were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement

      In December 1988, System Energy entered into two entirely separate, but identical, arrangements for the sales and leasebacks of an approximate aggregate 11.5% ownership interest in Grand Gulf 1 (see Note 8). In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until January 15, 1997.

     Under the provisions of the Reimbursement Agreement, as amended, related to the letters of credit, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (as defined in the Reimbursement Agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60. As of December 31, 1993, System Energy's equity approximated 34.74% of its adjusted capitalization, and its fixed charge coverage ratio was 1.88.

      Failure by System Energy to perform its covenants under the Reimbursement Agreement could give rise to a draw under the letters of credit and/or an early termination of the letters of credit. If such letters of credit were not replaced in a timely manner, a default under System Energy's related leases could result. Draws under the letters of credit must be repaid by System Energy within 5 days (or in some cases, 90 days) following the date of drawing.

     See Note 2 for information with respect to a FERC order that, if ultimately sustained and implemented, could cause System Energy to fall below the required equity and fixed charge coverage covenant levels.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.4 billion, as of December 31, 1993. System Energy has protection for this liability through a combination of private insurance (currently $200 million) and an industry assessment program. Under the assessment program, the maximum amount that would be required for each nuclear incident would be $79.28 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. System Energy has one licensed reactor. In addition, System Energy participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. System Energy's maximum assessment under the program is an aggregate of approximately $3.1 million in the event losses exceed accumulated reserve funds.

      System Energy on behalf of itself and other insured interests (including other co-owners of Grand Gulf 1) is a member of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense. As of December 31, 1993, System Energy was insured against such losses up to $2.7 billion with $250 million of this amount designated to cover any shortfall in the NRC required decommission trust funding. Under the property damage insurance programs, System Energy could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1993, the maximum amount of such possible assessments to System Energy was $21.89 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

     The amount of property insurance presently carried by System Energy exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured, would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs

      System Energy provides for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. System Energy entered into a contract with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983. The fees payable to the DOE may be adjusted in the future to assure full recovery. System Energy considers all costs incurred or to be incurred for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense and recovers such costs in rates.

      Due to delays of the DOE's repository program for the acceptance of spent nuclear fuel, it is uncertain when shipments of spent fuel from System Energy will commence. In the meantime, System Energy is responsible for spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 is estimated to be sufficient until 2004. Thereafter, System Energy will provide additional storage capacity at an estimated initial cost of $5 million to $10 million. In addition, approximately $3 million to $5 million will be required every four to five years subsequent to 2004 until DOE's repository begins accepting Grand Gulf 1 spent fuel.

      Decommissioning costs were estimated to approximate $248.7 million in 1989 dollars based on a 1989 decommissioning cost study. However, as a result of the FERC Complaint Case settlement, the amount to be collected in rates for the total cost of decommissioning System Energy's 90% interest in Grand Gulf 1 was set at approximately $198 million (in 1989 dollars). These collections are deposited in external trust funds which have a market value of $26.8 million and $20.1 million at December 31, 1993 and 1992, respectively. The accumulated decommissioning liability of $24.8 million has been recorded in other deferred credits as of December 31, 1993. Decommissioning expense in the amount of $4.9 million was recorded in 1993. System Energy regularly reviews and updates estimated decommissioning costs (an updated cost study is scheduled to be completed by mid-1994), and applications will be made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment, and management believes that actual decommissioning costs are likely to be higher than the amounts presented above.

      The Energy Act has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of DOE's past uranium enrichment operations. The decontamination and decommissioning provisions will be used to set up a fund into which contributions from utilities and the federal government will be placed. System Energy's annual assessment, which will be adjusted annually for inflation, is approximately $1.3 million (in 1993 dollars) for approximately 15 years. FERC requires that utilities treat these assessments as costs of fuel as they are amortized. The cumulative liability of $16.8 million as of December 31, 1993, is recorded in other current liabilities and other non-current liabilities, according to FERC guidelines, and is offset in the financial statements by a regulatory asset, recorded as a deferred debit.

System Fuels

      System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, AP&L, LP&L, and System Energy have agreed to purchase the nuclear materials and services financed under the agreement.


NOTE 8.   LEASES

Nuclear Fuel Lease

      System Energy has an arrangement to lease nuclear fuel in an aggregate amount up to $105 million. The lessor finances its acquisition of nuclear fuel through a credit agreement and the issuance of notes. The credit agreement which was entered into in 1989 has been extended to February 1997 and the notes have varying remaining maturities of up to 4 years. It is expected that the credit arrangements will be extended or alternative financing will be secured by the lessor upon the maturity of the current arrangements. If the lessor cannot arrange for alternative financing upon maturity of its borrowings, System Energy must purchase nuclear fuel in an amount sufficient to enable the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense of $36.2 million, $48.4 million, and $66.9 million (including interest of $5.1 million, $8.5 million, and $11.1 million) was charged to operations in 1993, 1992, and 1991, respectively.

Sale and Leaseback Transactions

     On December 28, 1988, System Energy entered into two entirely separate, but identical, arrangements for the sales and leasebacks of an approximate aggregate 11.5% undivided ownership interest in Grand Gulf 1 for an aggregate cash consideration of $500 million. System Energy is leasing back the undivided interest on a net lease basis over a 26 1/2-year basic lease term. System
Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term.
Further, at the end of the basic lease term, System Energy has an option to renew the leases or to repurchase the undivided interest in Grand Gulf 1. See
Note 7 with respect to certain other terms of the transaction.

      On January 11, 1994, System Energy refinanced the debt portion of the sale and leaseback arrangements of the undivided portions of Grand Gulf 1. The secured lease obligation bonds of $356 million, 7.43% series due 2011 and $79 million, 8.2% series due 2014 will be indirectly secured by liens on, and a security interest in, certain ownership interests and the respective leases relating to Grand Gulf 1. See Note 7, incorporated herein by reference, for information on letters of credit maintained by System Energy for the benefit of the equity investors in the transactions.

     In accordance with SFAS No. 98, "Accounting for Leases," due to "continuing involvement" by System Energy, the sale and leaseback arrangements of the undivided portions of Grand Gulf 1, as described above, are required to be reflected for financial reporting purposes as financing transactions in System Energy's financial statements. The amounts charged to expense for financial reporting purposes include the interest portion of the lease obligations and depreciation of the plant. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as sales and leasebacks for rate-making purposes. The total of interest and depreciation expense exceeds the corresponding revenues realized during the early part of the lease term. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording such difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $71.2 million and $59.1 million as of December 31, 1993 and 1992, respectively. See Note 1 for further information regarding the accounting for the sale and leaseback transactions.

      As of December 31, 1993, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02% after the above refinancing) as follows (in thousands):

       1994                                        $ 17,423*
       1995                                          42,464
       1996                                          42,753
       1997                                          42,753
       1998                                          42,753
       Years thereafter                             845,573
                                                 ----------
         Total                                   $1,033,719
                                                 ==========

  * An additional $24 million payment was made in January 1994 prior to the refinancing of the debt portion of the sale and leaseback arrangements.


NOTE 9.   POSTRETIREMENT BENEFITS

Pension Plan

      System Energy participates in a defined benefit pension plan sponsored by Entergy. Effective June 1990, all of System Energy's employees became employees of Entergy Operations. However, the employees still remain under System Energy's plan and no transfers of related pension liabilities and assets have been made. The pension plan, which covers substantially all of its employees, is noncontributory and provides pension benefits based on employees' credited service and average compensation, generally during the last five years before retirement. System Energy funds pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plan consist primarily of common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      System Energy's 1993, 1992, and 1991 pension cost (credit), including amounts capitalized, included the following components:

                                                        For the Years Ended December 31,
                                                        -------------------------------
                                                           1993        1992      1991
                                                          ------      ------    ------
                                                                 (In Thousands)
     Service cost - benefits earned during the period     $2,045      $1,737    $1,327
     Interest cost on projected benefit obligation         1,709       1,439     1,035
     Actual return on plan assets                         (3,828)     (2,070)   (5,432)
     Net amortization and deferral                           972        (587)    2,991
     Other                                                     -           -        17
                                                          ------      ------    ------
     Net pension cost (income)                              $898        $519      $(62)
                                                          ======      ======    ======

      The funded status of System Energy's pension plan as of December 31, 1993 and 1992, was:

                                                                          1993       1992
                                                                         -------    -------
                                                                           (In Thousands)
     Actuarial present value of accumulated pension plan benefits:
      Vested                                                             $16,728    $12,400
      Non vested                                                             615        428
                                                                         -------    -------
      Accumulated benefit obligation                                     $17,343    $12,828
                                                                         =======    =======

     Plan assets at fair value                                           $33,914    $30,167
     Projected benefit obligation                                         28,933     20,759
                                                                         -------    -------
     Plan assets in excess of projected benefit obligation                 4,981      9,408
     Unrecognized prior service cost                                         879        925
     Unrecognized transition asset                                        (7,080)    (7,677)
     Unrecognized net loss (gain)                                          1,802     (1,176)
                                                                         -------    -------
     Accrued pension asset                                                  $582     $1,480
                                                                         =======    =======

      The significant actuarial assumptions used in computing the information above for 1993, 1992, and 1991 were as follows: weighted average discount rate, 7.5% for 1993 and 8.25% for 1992 and 1991; weighted average rate of increase in future compensation levels, 5.6%; and expected long-term rate of return on plan assets, 8.5%. Transition assets are being amortized over the average remaining service period of active participants.


NOTE 10.  TRANSACTIONS WITH AFFILIATES

      System Energy sells all of the capacity and energy from its share of Grand Gulf 1 to AP&L, LP&L, MP&L, and NOPSI under rate schedules approved by FERC. Accordingly, all of System Energy's operating revenues consist of billings to AP&L, LP&L, MP&L, and NOPSI.

     MP&L provides a minimal amount of technical and advisory services and other miscellaneous services to System Energy. In addition, pursuant to a service agreement, System Energy receives technical and advisory services from Entergy Services, Inc. Charges from MP&L and Entergy Services, Inc. for technical, advisory and miscellaneous services amounted to approximately $12.3 million in 1993, $13.8 million in 1992, and $10.9 million in 1991. System Energy pays directly or reimburses Entergy Operations for the costs associated with operating Grand Gulf 1 (excluding nuclear fuel) which were approximately $151.3 million in 1993, $179 million in 1992, and $136 million in 1991.

      In addition, certain materials and services required for fabrication of nuclear fuel are acquired and financed by System Fuels and then sold to System Energy as needed. Charges for these materials and services, which represent additions to nuclear fuel, amounted to approximately $32.8 million in 1993, $13.7 million in 1992, and $28.9 million in 1991.


NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the four quarters of 1993 and 1992 were:

                              Operating   Operating      Net
                               Revenue     Income       Income
                             ----------   ----------   -------
                                      (In Thousands)

     1993:
       First Quarter          $164,630     $76,331     $31,782
       Second Quarter         $153,527     $65,539     $21,268
       Third Quarter (1)      $155,071     $63,992     $23,040
       Fourth Quarter         $177,540     $66,340     $17,837
     1992:
       First Quarter          $177,466     $82,294     $33,198
       Second Quarter         $194,140     $81,688     $32,321
       Third Quarter          $177,464     $80,784     $32,584
       Fourth Quarter         $174,340     $78,410     $32,038


(1) The third quarter of 1993 reflects a nonrecurring decrease in operating revenues of $14.3 million and a decrease in operating income and net income of $8.7 million, net of tax, due to the settlement of the FERC Return on Equity Case (See Note 2).

                          SYSTEM ENERGY RESOURCES, INC.

                 SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                  1993         1992         1991        1990         1989
                               ----------   ----------   ----------  ----------   ----------
                                  (Dollars in Thousands)
Operating revenues             $  650,768   $  723,410   $  686,664  $  801,618   $  837,307
Net income (loss)              $   93,927   $  130,141   $  104,622  $  168,677   $ (655,524)
Total assets                   $3,891,066   $3,672,441   $3,642,203  $3,883,241   $3,987,055
Long-term obligations (1)      $1,536,593   $1,768,299   $1,707,470  $1,849,000   $2,229,022
Electric energy sales
  (Millions of KWH)                 7,113        7,354        8,220       6,666        7,064

     (1) Includes long-term debt (excluding current maturities) and noncurrent capital lease obligations.

      See Note 2 for information with respect to possible write-offs and refunds which may result from a decision issued by FERC and Note 3 for the effect of the accounting change for income taxes in 1993.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     No event that would be described in response to this item has occurred with respect to Entergy, System Energy, AP&L, GSU, LP&L, MP&L, or NOPSI.

                                    PART III

Item 10.  Directors and Executive Officers Of The Registrants.

     All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report.

ENTERGY CORPORATION

Directors

     Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Election of Directors" contained in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held May 6, 1994, and is incorporated herein by reference.

    Name           Age               Position                        Period

Officers
Edwin Lupberger(a)  57 Chairman of the Board, Chief Executive
                         Officer of Entergy Corporation           1985-Present
                       Chairman of the Board, Chief Executive
                         Officer of AP&L, LP&L, MP&L, and NOPSI   1993-Present
                       Chairman of the Board, Chief Executive
                         Officer of GSU                           1994-Present
                       Chairman of the Board of System Energy and
                         Entergy Enterprises                      1986-Present
                       Chairman of the Board of Entergy
                         Operations                               1990-Present
                       Chairman of the Board of Entergy Services 1985-Present Chief Executive Officer of Entergy
                         Services and Entergy Enterprises         1991-Present
                       Director of Entergy Enterprises            1984-Present
                       Chief Executive Officer of Entergy Power,
                         Inc., Entergy Power Development
                         Corporation, and Entergy-Richmond Power
                         Corporation                              1993-Present
                       President of Entergy Corporation           1985-1991
                       Chairman of the Board of Entergy Power     1990-1993
                       President of Entergy Services and Entergy
                         Enterprises                              1990-1991
                       Chairman of the Board of System Fuels      1986-1990
                       Director of System Fuels                   1986-1992
Jerry L. Maulden    57 President and Chief Operating Officer of
                         Entergy Corporation                      1993-Present
                       Vice Chairman and Chief Operating Officer
                         of AP&L, GSU, LP&L, MP&L, and NOPSI      1993-Present
                       Director of AP&L                           1979-Present
                       Director of GSU                            1993-Present
                       Director of LP&L and NOPSI                 1991-Present
                       Director of MP&L                           1988-Present
                       Director of Entergy Operations             1990-Present
                       Director of System Energy                  1987-Present
                       Vice Chairman of Entergy Services          1992-Present
                       Chairman of the Board of AP&L              1989-1993
                       Chief Executive Officer of AP&L            1979-1993
                       Chairman of the Board and Chief Executive
                         Officer of LP&L and NOPSI                1991-1993
                       Chairman of the Board and Chief Executive
                         Officer of MP&L                          1989-1993
                       Group President, System Executive -
                         Transmission, Distribution, and Customer
                         Service of Entergy Corporation           1991-1993
                       Senior Vice President, System Executive -
                         Arkansas/Mississippi/Missouri Division
                         of Entergy Corporation                   1988-1991
                       Director of System Fuels                   1979-1992
                       Group President, System Executive -
                         Transmission, Distribution, and Customer
                         Service of Entergy Services              1991-1992
                       Director of Entergy Enterprises            1984-1991
Jerry D. Jackson    49 Executive Vice President - Finance and
                         External Affairs of Entergy Corporation  1990-Present
                       Executive Vice President - Finance and
                         External Affairs, Secretary and Director
                         of AP&L, LP&L, MP&L and NOPSI            1992-Present
                       Executive Vice President - Finance and
                         External Affairs of GSU                  1993-Present
                       President and Chief Administrative Officer
                         of Entergy Services                      1992-Present
                       Secretary of Entergy Corporation           1991-Present
                       Director of System Entergy                 1993-Present
                       Director of Entergy Services               1990-Present
                       Executive Vice President - Finance and
                         External Affairs of Entergy Services     1990-1992
                       Director of Entergy Power                  1990-1992
                       President of Entergy Enterprises           1991-1992
                       Director of Entergy Enterprises            1990-1992
                       Senior Vice President, System Executive -
                         Legal and External Affairs of Entergy
                         Corporation and Entergy Services         1987-1990
Donald C. Hintz     51 Senior Vice President and Chief Nuclear
                         Officer of Entergy Corporation           1993-Present
                       Senior Vice President - Nuclear of AP&L    1990-Present
                       Senior Vice President - Nuclear of GSU     1993-Present
                       Senior Vice President - Nuclear of LP&L    1992-Present
                       Director of AP&L, LP&L, NOPSI, System
                         Energy, System Fuels, and Entergy
                         Services                                 1992-Present
                       Director of GSU and MP&L                   1993-Present
                       Chief Executive Officer and President of
                         System Energy and Entergy Operations     1992-Present
                       Director of Entergy Operations             1990-Present
                       Chief Operating Officer and Executive Vice
                         President of Entergy Operations          1990-1992
                       Group Vice President - Nuclear of LP&L     1990-1992
                       Chief Operating Officer and Executive Vice
                         President of System Energy               1989-1990
                       Senior Vice President - Power Production
                         of Wisconsin Public Service              1988-1989
Donald Hunter       60 Senior Vice President of Entergy
                         Corporation                              1992-Present
                       Senior Vice President and Director of
                         Entergy Services                         1992-Present
                       Senior Vice President - Fossil Operations
                         of AP&L, LP&L, MP&L, NOPSI, and Entergy
                         Services                                 1990-1992
                       President and Chief Operating Officer of
                         LP&L                                     1989-1990
                       Chief Operating Officer of NOPSI           1989-1990
                       Executive Vice President of LP&L and NOPSI 1987-1990 President, Chief Executive Officer, and
                         Director of System Fuels                 1990-1992
                       Director of Entergy Enterprises            1991-1992
Jack L. King(b)     54 Senior Vice President of Entergy
                         Corporation                              1987-Present
                       Chief Operating Officer, President, and
                         Director of Entergy Enterprises          1992-Present
                       Chairman of the Board of Entergy Systems
                         and Service, Inc., Entergy Argentina
                         S.A., and Entergy S.A.                   1992-Present
                       Chief Executive Officer and President of
                         Entergy Power Development Corporation    1992-1993
                       Director of AP&L, LP&L, MP&L, NOPSI,
                         Entergy Power, and Entergy Services      1990-1992
                       Chairman of the Board of Entergy Power     1993-1993
                       Chief Executive Officer of Entergy Power   1990-1993
                       Chairman of the Board, Chief Executive
                         Officer, and President of Entergy-
                         Richmond Power Corporation               1992-1993
                       President of Entergy Power                 1990-1993
                       Executive Vice President - Operations of
                         Entergy Services                         1990-1992
                       Chairman of the Board of System Fuels      1990-1992
                       Senior Vice President, System Executive -
                         Operations of Entergy Services           1987-1990
                       Chief Executive Officer and President of
                         Entergy Systems and Service, Inc.,
                         Entergy Argentina S.A., and Entergy S.A. 1992-1993
Gerald D. McInvale  50 Senior Vice President and Chief Financial
                         Officer of Entergy Corporation, AP&L,
                         LP&L, MP&L, NOPSI, System Energy,
                         Entergy Operations, Entergy Services,
                         and Entergy Enterprises                  1991-Present
                       Senior Vice President and Chief Financial
                         Officer of GSU                           1993-Present
                       Senior Vice President, Chief Financial
                         Officer, Director, and Treasurer of
                         Entergy Power                            1993-Present
                       Director of System Fuels                   1992-Present
                       Treasurer of Entergy Enterprises           1992-Present
                       Director of Entergy Systems and Service,
                         Inc.                                     1993-Present
                       Vice President, Director, and Treasurer of
                         Entergy Power Development Corporation
                         and Entergy-Richmond Power Corporation   1993-Present
                       President - Executive Information
                         Strategies (consulting firm), Dallas,
                         Texas                                    1990-1991
                       Senior Vice President and Chief Financial
                         Officer of Frito-Lay, Inc. (Subsidiary
                         of PepsiCo, Inc.) Dallas, Texas          1987-1990
Michael G. Thompson 53 Senior Vice President and Chief Legal
                         Officer of Entergy Corporation and
                         Entergy Services                         1992-Present
                       Senior Vice President, Chief Legal
                         Officer, Director, and Secretary of
                         Entergy Power                            1993-Present
                       Senior Vice President, Chief Legal
                         Officer, and Secretary of Entergy
                         Enterprises                              1992-Present
                       Vice President, Director, and Secretary of
                         Entergy Power Development Corporation
                         and Entergy-Richmond Power Corporation   1992-Present
                       Director of Entergy Systems and Service,
                         Inc.                                     1992-Present
                       Secretary of Entergy Systems and Service,
                         Inc.                                     1993-Present
                       Assistant Secretary of Entergy Corporation 1993-Present Senior Partner of Friday, Eldredge & Clark
                         (law firm)                               1987-1992
S. M. Henry
 Brown, Jr.         55 Vice President - Federal Governmental
                         Affairs of Entergy Corporation and
                         Entergy Services                         1989-Present
                       Director - Public Affairs - Carolina Power
                         & Light Company                          1988-1989
Charles L. Kelly    57 Vice President - Corporate Communications
                         and Public Relations of Entergy
                         Corporation                              1992-Present
                       Vice President - Corporate Communications
                         and Public Relations of Entergy Services 1991-Present
                       Vice President - Corporate Communications
                         of AP&L                                  1981-1991
Lee W. Randall      44 Vice President and Chief Accounting
                         Officer of Entergy Corporation, AP&L,
                         LP&L, MP&L, NOPSI, System Energy,
                         Entergy Operations, and Entergy Services 1991-Present
                       Vice President, Chief Accounting Officer,
                         and Assistant Secretary of GSU           1993-Present
                       Assistant Secretary of AP&L, LP&L, MP&L,
                         NOPSI, Entergy Operations, and Entergy
                         Services                                 1991-Present
                       Senior Vice President - Finance and
                         Administration and Chief Financial
                         Officer of AP&L                          1988-1991
                       Secretary of AP&L                          1989-1991
                       Assistant Treasurer of AP&L                1988-1991
Glenn E. Harder     43 Treasurer of Entergy Corporation and
                         Entergy Services                         1993-Present
                       Vice President - Financial Strategies and
                         Treasurer of AP&L, LP&L, MP&L, NOPSI,
                         System Energy, and Entergy Operations    1993-Present
                       Vice President - Financial Strategies and
                         Treasurer of GSU                         1993-Present
                       Vice President - Financial Strategies of
                         Entergy Services                         1991-Present
                       Treasurer and Assistant Secretary of
                         System Fuels                             1993-Present
                       Vice President - Administrative Services
                         and Regulatory Affairs of System Energy  1991-1993
                       Vice President - Accounting and Treasurer
                         of System Energy                         1986-1991
                       Vice President - Accounting and Treasurer
                         of Entergy Operations                    1990-1991
                       Vice President - Administrative Services
                         and Regulatory Affairs of Entergy
                         Operations                               1991-1991

ARKANSAS POWER & LIGHT COMPANY

Directors

Michael B. Bemis(c) 46 Executive Vice President - Customer
                         Service and Director of AP&L, LP&L,
                         MP&L, and NOPSI                          1992-Present
                       Executive Vice President - Customer
                         Service of GSU                           1993-Present
                       Executive Vice President - Customer
                         Service of Entergy Services              1992-Present
                       Director of System Fuels                   1992-Present
                       President and Chief Operating Officer of
                         LP&L and NOPSI                           1992-1992
                       President and Chief Operating Officer of
                         MP&L                                     1989-1991
                       Secretary of MP&L                          1991-1991
John A.
 Cooper, Jr.(d)     55 Director of Entergy Corporation            1985-Present
                       Director of AP&L                           1992-Present
                       Chairman of the Board of Cooper
                         Communities, Inc., Bella Vista, AR       1990-Present
                       Chairman of the Board of COFAM, Inc.       1991-Present
Cathy Cunningham(e) 48 Director of AP&L                           1983-Present
                       Self employed in real estate development
                         and contracting, Heber Springs, West
                         Helena and Helena, AR                    1982-Present
Richard P.
 Herget, Jr.(f)     54 Director of AP&L                           1981-Present
                       Vice Chairman of Rebsamen Insurance,
                         Little Rock, AR                          1992-Present
                       Managing Director of Marsh & McLennan,
                         Inc. (Insurance)                         1987-1992
Tommy H.
 Hillman(g)         57 Director of AP&L                           1985-Present
                       President of Winrock Farms, Inc.
                         (Agriculture), Carlisle, AR              1980-Present
                       Chairman of Riceland Foods, Inc.           1985-1993
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Kaneaster
 Hodges, Jr.(h)     55 Director of Entergy Corporation            1984-Present
                       Director of AP&L                           1981-Present
                       Attorney-at-Law, Sole Practitioner,
                         Newport, AR                              1981-Present
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
R. Drake Keith      58 President and Director of AP&L             1989-Present
                       Chief Operating Officer of AP&L            1989-1992
                       Secretary of AP&L                          1991-1992
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Dr. Raymond P.
 Miller, Sr.(i)     57 Director of AP&L                           1982-Present
                       Physician, Little Rock, AR                 1970-Present
Roy L. Murphy(j)    66 Director of AP&L                           1977-Present
                       Chairman of the Board of Mid-South
                         Engineering Co. (consulting engineers),
                         Hot Springs, AR                          1969-Present
                       President of Mid-South Engineering Co.     1969-1991
William C.
 Nolan, Jr.(k)      54 Director of AP&L                           1971-Present
                       Attorney-at-Law, Nolan & Alderson,
                         Attorneys, El Dorado, AR                 1969-Present
Robert D. Pugh(l)   65 Director of Entergy Corporation            1977-Present
                       Director of AP&L                           1971-Present
                       Director of Entergy Operations             1990-Present
                       Chairman of the Board of Portland Bank and
                         Portland Bankshares, Inc.                1991-Present
                       Chairman of the Board of Portland Gin
                         Company (Agricultural and Agri-Business)
                         Portland, AR                             1981-Present
Woodson D.
 Walker(m)          43 Director of AP&L                           1985-Present
                       Attorney-at-Law, Walker, Roaf, Campbell,
                         Ivory & Dunklin, P.A., Little Rock, AR   1977-Present
Gus B. Walton, Jr.  52 Director of AP&L                           1981-Present
                       Vice President, Secretary, and part owner
                         of Frederick Poe Travel Service, Inc.
                         (Travel Service), Little Rock, AR        1983-Present
Michael E.
 Wilson(n)          51 Director of AP&L                           1980-Present
                       Chairman of the Board and Chief Executive
                         Officer of Lee Wilson & Company
                         (Agricultural and Agri-Business),
                         Wilson, AR                               1987-Present
                       President and Director of Delta Valley &
                         Southern Railway Company                 1979-Present

Officers

Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
R. Drake Keith      58 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Frank F. Gallaher   48 Executive Vice President - Fossil
                         Operations of AP&L, LP&L, MP&L, NOPSI,
                         and Entergy Services                     1993-Present
                       President of GSU                           1994-Present
                       Director of GSU                            1993-Present
                       Chairman of the Board of System Fuels      1992-Present
                       Director of Entergy Services               1992-Present
                       Senior Vice President - Fossil Operations
                         of AP&L, LP&L, MP&L, NOPSI, and Entergy
                         Services                                 1992-1993
                       Vice President and Chief Engineer of MP&L 1985-1990 Vice President - System Planning of
                         Entergy Services                         1990-1992
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Gerald D. McInvale  50 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Michael R. Niggli   44 Senior Vice President - Marketing of AP&L,
                         GSU, LP&L, MP&L, NOPSI, and Entergy
                         Services                                 1993-Present
                       Vice President - Customer Service of LP&L,
                         NOPSI, and Entergy Services              1993-1993
                       Vice President - Strategic Planning of
                         Entergy Services                         1990-1992
                       Vice President - Fuels Management of
                         Entergy Services                         1988-1990
                       Vice President and Director of Entergy
                         Enterprises                              1991-1992
Cecil L.
 Alexander(o)       58 Vice President - Governmental Affairs of
                         AP&L                                     1991-Present
                       Vice President - Public Affairs of AP&L    1989-1991
                       Vice President - Governmental Relations of
                         AP&L                                     1985-1989
Glenn E. Harder     43 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Richard J. Landy    48 Vice President - Human Resources and
                         Administration of AP&L, LP&L, MP&L,
                         NOPSI, Entergy Services, and EOI         1991-Present
                       Vice President - Human Resources and
                         Administration of GSU                    1993-Present
                       Vice President - Human Resources and
                         Administration of System Energy          1986-1990
                       Vice President - Human Resources and
                         Administration of Entergy Operations     1990-1991
James S. Pilgrim    58 Vice President - Customer Service of AP&L  1994-Present
                       Vice President - Northern Region,
                         Operations Customer Service of Entergy
                         Services                                 1993-Present
                       Director, Central Region, TDCS Customer
                         Service                                  1993-1994
                       Central Division Manager of MP&L           1991-1993
                       Northern Division Manager of MP&L          1988-1991
Lee W. Randall      44 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
C. Hiram Walters    57 Vice President - Customer Service of AP&L  1993-Present
                       Vice President - Customer Service of LP&L 1994-Present Vice President - Central Region of Entergy
                         Services                                 1993-Present
                       Vice President - Customer Service of MP&L 1984-1991 Senior Vice President - Customer Service
                         of Entergy Services                      1991-1992

GULF STATES UTILITIES COMPANY

Directors

Robert H.
 Barrow (p)         72 Director of GSU                            1984-Present
                       General of United States Marine Corps.     1969-Present
Frank F. Gallaher   48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Frank W.
 Harrison Jr.(q)    65 Director of GSU                            1990-Present
                       Independent Geologist, Lafayette, LA       1959-Present
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
William F.
 Klausing           65 Director of GSU                            1991-Present
                       Senior Vice President and Manager of
                         Irving Trust Company's Public Utilities
                         Division, New York, NY                   1985-1989
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Paul W.
 Murrill(r)         59 Director of Entergy Corporation            1993-Present
                       Director of GSU                            1978-Present
                       Director of Entergy Operations             1994-Present
Eugene H. Owen(s)   64 Director of Entergy Corporation            1993-Present
                       Director of GSU                            1989-Present
                       Chairman of the Board and Chief Executive
                         Officer of Owen and White, Inc.
                         (engineering consulting firm)            1956-Present
                       Chairman of the Board and President of
                         Utility Holdings, Inc., (holding company
                         for Baton Rouge Water Company, Parish
                         Water Company and Louisiana Water
                         Company) Baton Rouge, LA                 1986-Present
                       President of Parish Water Company, Inc.,
                         Baton Rouge, LA                          1987-Present
                       President of Baton Rouge Water Company,
                         Baton Rouge, LA                          1987-Present
                       President of Louisiana Water Company,
                         Baton Rouge, LA                          1982-Present
M. Bookman Peters   60 Director of GSU                            1990-Present
                       Certified Public Accountant                1961-Present
                       Financial Consultant                       1990-Present
                       Chairman of the Board and Chief Executive
                         Officer of First City Texas-Bryan, N.A.,
                         Bryan, TX                                1962-1990
                       Regional Director of First City
                         Bancorporation of Texas, Inc.            1981-1990
Monroe J.
 Rathbone, Jr.(t)   68 Director of GSU                            1975-Present
                       General Surgeon                            1958-Present
                       Medical Director of Our Lady of the Lake
                         Regional Medical Center, Baton Rouge, LA 1983-Present
Sam F. Segnar(u)    66 Director of GSU                            1988-Present
                       Chairman and Chief Executive Officer of
                         Sam F. Segnar (Interests which include
                         construction, development, heavy
                         equipment, aviation, and insurance), The
                         Woodlands, TX                            1989-Present
                       Chairman of the Board of Collecting Bank,
                         N.A., Houston, TX                        1989-1992
Bismark A.
 Steinhagen         59 Director of Entergy Corporation            1993-Present
                       Director of GSU                            1974-Present
                       Chairman of the Board of Steinhagen Oil
                         Company, Inc., (oil and gasoline
                         distributor), Beaumont, TX               1984-Present
                       Chairman of the Board of Starmart
                         Holdings, Inc.                           1991-Present
James E.
 Taussig, II        57 Director of GSU                            1975-Present
                       Director of Varibus Corporation            1980-Present
                       Director and President of Taussig
                         Corporation (real estate development and
                         investments), Lake Charles, LA           1978-Present
                       Director and President of Taussig
                         Properties Corporation, (real estate
                         brokerage), Lake Charles, LA             1968-Present
                       Chairman of the Board and Director of
                         Calcasieu Financial Services
                         Corporation, (consumer finance and
                         mortgage lender) Lake Charles, LA        1978-Present

Officers

Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Frank F. Gallaher   48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Gerald D. McInvale  50 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Michael R. Niggli   44 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Leslie D. Cobb      59 Vice President and Secretary of GSU        1989-Present
                       Director of GSG&T, Inc.                    1990-Present
                       Director of Prudential Oil and Gas, Inc.   1988-Present
                       Secretary of GSG&T, Inc.                   1987-Present
                       Secretary of Prudential Oil and Gas, Inc. 1988-Present Secretary-Treasurer of Southern Gulf
                         Railway Co.                              1993-Present
                       Corporate Secretary of GSU                 1979-1989
Glenn E. Harder     43 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Richard J. Landy    48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Lee W. Randall      44 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Calvin J. Hebert    59 Vice President - Customer Service of GSU   1993-Present
                       Senior Vice President - Division
                         Operations of GSU                        1992-1993
                       Senior Vice President - External Affairs
                         of GSU                                   1986-1992
Bobby J. Willis     57 Vice President and Controller of GSU       1985-Present
                       President and Treasurer of Prudential Oil
                         & Gas, Inc.                              1987-Present
                       President and Controller of Varibus
                         Corporation                              1986-Present
                       Director of GSG&T, Inc.                    1992-Present
                       Director of Prudential Oil & Gas, Inc.     1987-Present
                       Director of Varibus Corporation            1986-Present

LOUISIANA POWER & LIGHT COMPANY

Directors

Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
John J. Cordaro     60 President and Director of LP&L and NOPSI   1992-Present
                       Group Vice President - External Affairs of
                         LP&L and NOPSI                           1989-1992
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
William K. Hood(v)  43 Director of LP&L                           1989-Present
                       Manages the daily operations of four
                         automobile dealerships and various
                         related companies                        1972-Present
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Tex R. Kilpatrick   60 Director of LP&L                           1972-Present
                       Chairman and Chief Executive Officer of
                         Central American and Ashley Life
                         Insurance Company                        1993-Present
                       President of Central American Life
                         Insurance Company, West Monroe, LA       1957-Present
Joseph J.
 Krebs, Jr.         63 Director of LP&L                           1983-Present
                       Chairman and Chief Executive Officer of J.
                         J. Krebs & Sons, Inc. (Engineering,
                         Planning and Surveying)                  1977-Present
                       Director of NOPSI                          1983-1992
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
H. Duke
 Shackelford(w)     67 Director of Entergy Corporation            1981-Present
                       Director of LP&L                           1972-Present
                       Planter                                    1950-Present
                       President of Shackelford Company, Inc.     1973-Present
                       President of Bonita Gin, Inc.              1991-Present
                       President of Louisiana Cotton Warehouse
                         Co., Inc. (Agricultural and
                         Agri-Business)                           1978-Present
                       President of Shackelford Gin, Inc.         1976-1991
                       Chairman, Union Oil Mill, Inc.
                         (Agricultural and Agri-Business),
                         Bonita, LA                               1981-1989
Wm. Clifford
 Smith(x)           58 Director of Entergy Corporation            1983-Present
                       Director of LP&L                           1981-Present
                       Director of Entergy Operations             1990-Present
                       President of T. Baker Smith & Son, Inc.
                         (Consultants-Civil Engineer and Land
                         Survey)                                  1962-Present

Officers

Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
John J. Cordaro     60 See the information under the LP&L
                         Directors Section above, incorporated
                         herein by reference.
Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Frank F. Gallaher   48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Gerald D. McInvale  50 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Michael R. Niggli   44 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Shelton G.
 Cunningham, Jr.    53 Vice President - Rates and Regulatory
                         Affairs of LP&L and NOPSI                1991-Present
                       Vice President - Entergy Corporation/GSU
                         Transition Regulatory Affairs of Entergy
                         Services                                 1993-Present
                       Vice President - Regulatory Affairs of
                         Entergy Services                         1992-1993
                       Senior Vice President - Rates and
                         Regulatory Affairs of LP&L and NOPSI     1989-1991
Richard C. Guthrie  51 Vice President - Governmental Affairs of
                         LP&L and NOPSI                           1992-Present
                       Vice President - Public Affairs of LP&L
                         and NOPSI                                1986-1992
Glenn E. Harder     43 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Richard J. Landy    48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
James D. Bruno      54 Vice President - Customer Service of LP&L
                         and NOPSI                                1994-Present
                       Vice President - Metro Region of Entergy
                         Services                                 1993-Present
                       Region Director - Metro Region             1991-1993
                       Vice President - Division Manager -
                         Orleans Division                         1988-1991
William E. Colston  58 Vice President - Customer Service of LP&L  1993-Present
                       Vice President - Southern Region of
                         Entergy Services                         1993-Present
                       Vice President - Division Manager of LP&L  1988-1991
                       Regional Director of LP&L                  1991-1992
Lee W. Randall      44 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
C. Hiram Walters    57 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.

MISSISSIPPI POWER & LIGHT COMPANY

Directors

Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Frank R. Day(y)     62 Director of MP&L                           1981-Present
                       Chairman of the Board and Chief Executive
                         Officer of Trustmark National Bank,
                         Jackson, MS                              1981-Present
                       Chairman of the Board and Chief Executive
                         Officer of Trustmark Corporation (Bank
                         Holding Company)                         1981-Present
                       Chairman of the Board of Smith County
                         Bank, Taylorsville, MS                   1972-Present
                       Chairman of the Board of the Bank of
                         Edwards, Edwards, MS                     1985-1992
                       President of Smith County Bank,
                         Taylorsville, MS                         1972-1993
John O.
 Emmerich, Jr.      64 Director of MP&L                           1989-Present
                       Editor & Publisher of Greenwood
                         Commonwealth, Greenwood, MS              1973-Present
Norman B.
 Gillis, Jr.(z)     66 Director of MP&L                           1966-Present
                       Attorney-at-Law, Gillis & Gillis,
                         Attorneys, McComb, MS                    1950-Present
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Robert E.
 Kennington, II     61 Director of MP&L                           1974-Present
                       Chairman of the Board of Grenada Sunburst
                         System Corporation (Bank Holding
                         Company) and of Sunburst Bank, Grenada,
                         MS                                       1975-Present
                       Chief Executive Officer of Grenada
                         Sunburst System Corporation (Bank
                         Holding Company) and of Sunburst Bank,
                         Grenada, MS                              1975-1992
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Donald E.
 Meiners(aa)        58 President and Director of MP&L             1992-Present
                       Senior Vice President, System Executive -
                         Services Division of Entergy Corporation 1988-1990
                       President and Chief Operating Officer of
                         LP&L and NOPSI                           1990-1991
                       Chief Operating Officer and Secretary of
                         MP&L                                     1992-1992
                       President and Chief Executive Officer of
                         Entergy Services, System Fuels, and
                         Entergy Enterprises                      1987-1990
John N.
 Palmer, Sr.(bb)    59 Director of Entergy Corporation            1992-Present
                       Director of MP&L                           1987-Present
                       Chairman of the Board and Chief Executive
                         Officer of Mobile Telecommunication
                         Technologies Corporation                 1989-Present
Dr. Clyda S. Rent   52 Director of MP&L                           1991-Present
                       President of Mississippi University for
                         Women, Columbus, MS                      1989-Present
                       Vice President of Queens College,
                         Charlotte, NC                            1984-1989
E. B. Robinson, Jr
.(cc)              52  Director of MP&L                           1984-Present
                       Chairman of the Board and Chief Executive
                         Officer of Deposit Guaranty Corporation
                         and Deposit Guaranty National Bank,
                         Jackson, MS                              1984-Present
Dr. Walter
 Washington         70 Director of Entergy Corporation and MP&L   1977-Present
                       President of Alcorn State University,
                         Lorman, MS                               1969-Present
Robert M.
 Williams, Jr.      58 Director of MP&L                           1976-Present
                       Partner - Reeves-Williams (Building and
                         Development) Southhaven, MS              1969-Present

Officers

Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Donald E. Meiners   58 See the information under the MP&L
                         Directors Section above, incorporated
                         herein by reference.
Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Frank F. Gallaher   48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Gerald D. McInvale  50 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Michael R. Niggli   44 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Bill F. Cossar      55 Vice President - Governmental Affairs of
                         MP&L                                     1987-Present
Johnny D. Ervin     44 Vice President - Customer Service of MP&L  1991-Present
                       Vice President - Eastern Region of Entergy
                         Services                                 1993-Present
                       Director of Entergy Enterprises            1991-1992
                       Vice President - Marketing of LP&L and
                         NOPSI                                    1990-1991
                       Vice President - Division Manager of LP&L  1988-1990
Glenn E. Harder     43 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Richard J. Landy    48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Lee W. Randall      44 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.

NEW ORLEANS PUBLIC SERVICE INC.

Directors

Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
James M. Cain(dd)   60 Director of NOPSI                          1978-Present
                       Vice Chairman of Entergy Corporation and
                         Entergy Services                         1991-1993
                       Director of LP&L                           1978-1993
                       Director of System Energy                  1978-1993
                       Director of Entergy Operations             1990-1993
                       Director of Systems Fuels                  1978-1993
                       Senior Vice President, System Executive,
                         Louisiana Division of Entergy
                         Corporation                              1988-1991
                       Chairman of the Board of LP&L              1989-1991
                       Chief Executive Officer of LP&L            1983-1991
                       Chairman of the Board of NOPSI             1990-1991
                       Chief Executive Officer of NOPSI           1989-1990
                       President of NOPSI                         1978-1990
                       Chief Administrative Officer of Entergy
                         Services                                 1991-1992
                       Director of Entergy Services               1975-1993
                       Director of Entergy Enterprises            1984-1991
John J. Cordaro     60 See the information under the LP&L
                         Directors Section above, incorporated
                         herein by reference.
Brooke H.
 Duncan(ee)         70 Director of Entergy Corporation            1983-Present
                       Director of NOPSI                          1967-Present
                       Director of Entergy Operations             1992-Present
                       President and Chief Executive Officer of
                         Jno. Worner Hardware, Inc.               1980-Present
                       President of The Montegut Corporation
                         (formerly The Foster Company Inc., a
                         canvas fabricator)                       1966-Present
Dr. Norman C.
 Francis(ff)        62 Director of NOPSI                          1992-Present
                       President of Xavier University of
                         Louisiana                                1968-Present
Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Anne M. Milling     53 Director of NOPSI                          1991-Present
John B. Smallpage   68 Director of NOPSI                          1969-Present
                       Chairman of the Board and Secretary of
                         Donovan Marine, Inc., New Orleans, LA    1970-Present
Charles C.
 Teamer, Sr.(gg)    60 Director of NOPSI                          1978-Present
                       Vice President for Fiscal Affairs of
                         Dillard University, New Orleans, LA      1965-Present

Officers

Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
John J. Cordaro     60 See the information under the LP&L
                         Directors Section above, incorporated
                         herein by reference.
Michael B. Bemis    46 See the information under the AP&L
                         Directors Section above, incorporated
                         herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Frank F. Gallaher   48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Gerald D. McInvale  50 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Michael R. Niggli   44 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
James D. Bruno      54 See the information under the LP&L
                         Officers Section above, incorporated
                         herein by reference.
Shelton G.
 Cunningham, Jr.    53 See the information under the LP&L
                         Officers Section above, incorporated
                         herein by reference.
Richard C. Guthrie  51 See the information under the LP&L
                         Officers Section above, incorporated
                         herein by reference.
Glenn E. Harder     43 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Richard J. Landy    48 See the information under the AP&L
                         Officers Section above, incorporated
                         herein by reference.
Lee W. Randall      44 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.

SYSTEM ENERGY

Directors

Donald C. Hintz     51 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry D. Jackson    49 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Edwin Lupberger     57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.
Jerry L. Maulden    57 See the information under the Entergy
                         Corporation Officers Section above,
                         incorporated herein by reference.

Officers

Edwin Lupberger   57  See the information under the Entergy
                       Corporation Officers Section above,
                       incorporated herein by reference.
Donald C. Hintz   51  See the information under the Entergy
                       Corporation Officers Section above,
                       incorporated herein by reference.
Gerald D.
 McInvale         50  See the information under the Entergy
                       Corporation Officers Section above,
                       incorporated herein by reference.
Glenn E. Harder   43  See the information under the Entergy
                       Corporation Officers Section above,
                       incorporated herein by reference.
Lee W. Randall    44  See the information under the Entergy
                       Corporation Officers Section above,
                       incorporated herein by reference.
Joseph L. Blount  47  Secretary of System Energy and Entergy
                       Operations                                1991-Present
                      Vice President Legal and External Affairs
                       of Entergy Operations                     1990-1993
                      Vice President Legal and External Affairs
                       of System Energy                          1989-1990
                      Assistant Secretary for System Energy      1987-1991
                      General Counsel and Assistant to President
                       of System Energy                          1986-1989
                      Assistant Secretary for Entergy Operations 1990-1991

(a) Mr. Lupberger is a director of First Commerce Corporation, New Orleans, LA, International Shipholding Corporation, New Orleans, LA, and First National Bank of Commerce, New Orleans, LA.

(b) Mr. King is a director of First Pacific Networks, Inc. ("FPN") and Systems and Service International, Inc. ("SASI"). Entergy Enterprises owns 9.95% of the common stock of FPN, and a subsidiary of Entergy Enterprises, Entergy Systems and Service, Inc., owns 9.95% of the common stock of SASI.

(c) Mr. Bemis is a director of Deposit Guaranty National Bank, Jackson, MS and Deposit Guaranty Corporation, Jackson, MS.

(d)  Mr. Cooper is a director of Wal-Mart Stores, Inc., Bentonville, AR and J.
     B. Hunt Transport Services, Inc., Lowell, AR.

(e) Ms. Cunningham is a director of First National Bank of Phillips County, Helena, AR.

(f) Mr. Herget is a director of Union National Bank and Union Modern Mortgage Corporation, Little Rock, AR.

(g) Mr. Hillman is a director of Riceland Foods, Inc., Hazen, AR, Hazen First State Bank, Hazen, AR, Bank of North Arkansas, Melbourne, AR, First National Bank of Stuttgart, Stuttgart, AR, Investark Bankshares, Inc., Stuttgart, AR, and Carlisle Bankshares, Inc., Carlisle, AR.

(h) Mr. Hodges is a director of Worthen Banking Corporation, Little Rock, AR and Newport Federal Savings and Loan Association, Newport, AR.

(i)  Dr. Miller is a director of Worthen Banking Corporation, Little Rock, AR.

(j)  Mr. Murphy is a director of Arkansas Bank & Trust Company, Hot Springs, AR.

(k) Mr. Nolan is a director of First Financial Bank of El Dorado, El Dorado, AR, First Commercial Corporation, Little Rock, AR, and Murphy Oil Corporation, El Dorado, AR.

(l) Mr. Pugh is a director of Portland Bank and Portland Bankshares, Inc., Portland, AR and Worthen National Bank of Pine Bluff, Pine Bluff, AR.

(m)  Mr. Walker is a director of Worthen Bank and Trust Company, Little Rock,
     AR.

(n)  Mr. Wilson is a director of American State Bank, Osceola, AR.

(o) Mr. Alexander is a director of First National Bank of Cleburne County, Heber Springs, AR.

(p) General Barrow is a director of United Companies Financial Corporation, Baton Rouge, LA.

(q) Mr. Harrison is a director of Premier Bancorp, Inc., Baton Rouge, LA, Premier Bank, Baton Rouge, LA, and American Liberty Financial Corporation, Baton Rouge, LA.

(r) Dr. Murrill is a director of First Mississippi Corporation, Jackson, MS, Tidewater, Inc., New Orleans, LA, FirstMiss Gold, Inc., Reno, NV, Piccadilly Cafeterias, Baton Rouge, LA, Howell Corporation, Houston, TX, and Zygo Corporation, Middlefield, CT.

(s) Mr. Owen is a director of Premier Bancorp, Inc., Baton Rouge, LA and Premier Bank, Baton Rouge, LA.

(t)  Dr. Rathbone, Jr. is a director of American Liberty Financial Corporation
     and Insurance Company, Baton Rouge, LA.                  .

(u) Mr. Segnar is a director of Hartmarx Corporation, Chicago, IL, Textron Inc., Providence, RI, Seagull Energy Corporation, Houston, TX, Mapco, Inc., Tulsa, OK, and Pro-Bank, Woodlands and Conroe, TX.

(v)  Mr. Hood is a director of First Guaranty Bank, Hammond, LA.

(w)  Mr. Shackelford is a director of Bastrop National Bank, Bastrop, LA.

(x) Mr. Smith is a director of American Bank & Trust Company of Houma, Houma, LA and American Bancshares of Houma, Inc., Houma, LA.

(y) Mr. Day is a director of Trustmark National Bank, Jackson, MS, Trustmark Corporation, Jackson, MS, Smith County Bank, Taylorsville, MS, Bank of Edwards, Edwards, MS, Bell South Telecommunications, Atlanta, GA, and South Central Bell Telephone Company, Jackson, MS.

(z) Mr. Gillis is a director of Trustmark National Bank, Jackson, MS and First Capital Corporation, Jackson, MS.

(aa) Mr. Meiners is a director of Trustmark National Bank, Jackson, MS, and Trustmark Corporation, Jackson, MS.

(bb) Mr. Palmer is a director of Deposit Guaranty National Bank, Jackson, MS and Mobile Telecommunication Technologies (MTEL), Jackson, MS.

(cc) Mr. Robinson is a director of Deposit Guaranty National Bank, Jackson, MS, and Deposit Guaranty Corporation, Jackson, MS.

(dd) Mr. Cain is a director of Whitney National Bank and Whitney Holding Corporation (bank holding company), New Orleans, LA and Delchamps, Inc., Mobile, AL.

(ee) Mr. Duncan is a director of Hibernia National Bank, Hibernia Corporation, New Orleans, LA.

(ff) Dr. Francis is a director of The Equitable Life Assurance Society of the United States, New York, NY, Liberty Bank and Trust, New Orleans, LA, and First National Bank of Commerce, New Orleans, LA.

(gg) Mr. Teamer is a director of First National Bank of Commerce, New Orleans,
     LA.


     Each director and officer of the applicable System company is elected yearly to serve until the first Board Meeting following the Annual Meeting of Stockholders and until a successor is elected and qualified. Annual meetings are currently expected to be held as follows:

     Entergy Corporation - May 6, 1994
     AP&L - May 25, 1994
     GSU - May 24, 1994
     LP&L - May 23, 1994
     MP&L - May 26, 1994
     NOPSI - May 23, 1994
     System Energy - April 29, 1994

     Directorships shown above are generally limited to entities subject to
Section 12 or 15(d) of the Securities and Exchange Act of 1934 or to the Investment Company Act of 1940.

     Section 16(a) of the Securities Exchange Act of 1934 and Section 17(a) of the Public Utility Holding Company Act of 1935 require each registrant's officers, directors and persons who own more than 10% of a registered class of such registrant's equity securities to file reports of ownership and changes in ownership concerning the securities of Entergy Corporation and its subsidiaries with the Securities and Exchange Commission and to furnish Entergy Corporation with copies of all Section 16(a) and 17(a) forms they file. Numerous forms relating to Sections 16(a) and 17(a) were required to be filed by officers and directors of Entergy Corporation and of GSU because of the Entergy/GSU merger. However, the following persons who became officers or directors of GSU following the Entergy/GSU merger were late in filing their GSU Form 3: Michael B. Bemis, Frank F. Gallaher, Glenn E. Harder, Donald C. Hintz, Jerry D. Jackson, Richard
J. Landy, Edwin Lupberger, Jerry L. Maulden, Gerald D. McInvale, Michael R. Niggli, and Lee W. Randall. None of the above-named persons are the beneficial owners of any securities of GSU and, therefore, are required to file Form 3 solely by virtue of their positions as officers or directors of GSU. These forms have now been filed with the Securities and Exchange Commission. Additionally, in 1992, the spouse of Duke Shackelford, a director of Entergy Corporation and LP&L, inherited 450 shares of Entergy Corporation common stock. A Form 5 was not timely filed reporting this transaction. This report has now been filed with the Securities and Exchange Commission.

     On June 26, 1991, the assets of The Foster Company, Inc. were sold to another company, and all undisputed creditors who notified The Foster Company, Inc. of their claims prior to the sale were paid in full. After the sale of the assets, only a shell corporation remained. Subsequently, several claims and lawsuits were filed against the shell corporation. As a result of these actions, the shell corporation (which was renamed the Montegut Corporation on November 7, 1991) filed a petition for liquidation under the federal bankruptcy laws on November 25, 1991. The matter is pending. Mr. Brooke H. Duncan, who will retire in May, 1994, as a director of Entergy Corporation and NOPSI, served as President and Director of the Foster Company, Inc. and continues in those capacities with the Montegut Corporation.

Item 11.  Executive Compensation

                               ENTERGY CORPORATION

     Information called for by this item concerning the directors and officers of Entergy Corporation and the Personnel Committee of Entergy Corporation's Board of Directors is set forth under the headings "Executive Compensation" and "Personnel Committee Interlocks and Insider Participation" contained in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 6, 1994, which information is incorporated herein by reference.

                 AP&L, GSU, LP&L, MP&L, NOPSI, AND SYSTEM ENERGY

                           Summary Compensation Tables

     The following tables include the Chief Executive Officers and the four other most highly compensated executive officers in office as of December 31, 1993 at AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. This determination was based on total annual base salary and bonuses (excluding bonuses of an extraordinary and nonrecurring nature) from all System sources earned during the year 1993. See Item 10. "Directors and Executive Officers of the Registrants", incorporated herein by reference, for information on the principal positions of certain of the executive officers named in the table below.

AP&L, LP&L, MP&L, NOPSI, and System Entergy

     As shown in Item 10, most executive officers named below are employed by several System companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes aggregate compensation paid by all System companies. However, GSU paid none of the reported compensation for the named officers.

                                                                       Long-Term Compensation
                                  Annual Compensation                    Awards              Payouts
                                                    Other     Restricted     Securities        (d)           (e)
                                        (f)        Annual        Stock       Underlying        LTIP       All Other
       Name          Year    Salary    Bonus    Compensation    Awards        Options        Payouts    Compensation
       ----          ----    ------    -----    ------------    ------        -------        -------    ------------
Michael B. Bemis     1993   $258,538 $161,142      $62,372        (b)       2,500  shares    $50,125       $74,619
                     1992    258,059  170,186       35,927        (b)       2,500             45,094        71,492
                     1991    245,383   87,878          (a)        (b)         (c)                  0           (a)

Glenn E. Harder      1993   $145,959  $59,349       $4,236        (b)           0  shares         $0       $17,111
                     1992    139,000   24,845        3,898        (b)           0                  0        17,611
                     1991    122,321   15,291          (a)        (b)         (c)                  0           (a)

Donald C. Hintz*     1993   $265,386 $166,560      $48,548        (b)       5,000  shares    $85,774       $24,462
                     1992    228,024  114,822       38,364        (b)       2,500             77,165        24,205
                     1991    191,653   80,326          (a)        (b)         (c)                  0           (a)

Jerry D. Jackson     1993   $288,559 $217,287      $36,166        (b)       6,719  shares   $100,250       $25,961
                     1992    254,167  152,500       27,008        (b)       5,000             90,188        25,447
                     1991    225,000   82,575          (a)        (b)         (c)             31,500           (a)

Edwin Lupberger**    1993   $542,077 $437,610      $20,327        (b)      13,438  shares   $248,313       $32,957
                     1992    527,499  374,100       39,760        (b)      10,000            180,375        33,671
                     1991    489,996  147,626          (a)        (b)         (c)             65,625           (a)

Jerry L. Maulden     1993   $385,000 $286,985      $84,655        (b)       5,000  shares   $100,250       $25,639
                     1992    392,233  259,316       79,280        (b)       5,000             90,188        24,920
                     1991    360,069  156,724          (a)        (b)         (c)             54,900           (a)

Gerald D. McInvale   1993   $221,696 $141,811      $48,805        (b)       2,500  shares    $50,125       $22,667
                     1992    209,975   93,686       45,585        (b)       2,500             45,094        43,594
                     1991    132,356   28,280          (a)        (b)         (c)                  0           (a)

Lee W. Randall       1993   $176,321  $57,142       $8,014        (b)           0  shares         $0       $17,986
                     1992    168,859   37,094        6,818        (b)           0                  0        19,555
                     1991    167,890   24,929          (a)        (b)         (c)                  0           (a)

 *   Chief Executive Officer of System Energy.

**   Chief Executive Officer of AP&L, LP&L, MP&L, and NOPSI.

(a) Disclosure in this category is subject to transition rules, and amounts for 1991 are not required to be included herein.

(b) Restricted stock awarded under the Equity Ownership Plan is subject to performance based criteria. Restricted stock awards in 1993 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of restricted shares awarded during 1993 and the vesting schedule for such shares. At December 31, 1993, the number and value of the aggregate restricted stock holdings were as follows: Mr. Bemis: 2,500 shares, $90,000; Mr. Hintz: 4,279 shares, $154,044; Mr. Jackson: 5,000 shares, $180,000; Mr. Lupberger: 15,000 shares, $540,000; Mr. Maulden: 5,000 shares, $180,000; and Mr. McInvale:
     2,500 shares, $90,000. Accumulated dividends are paid on restricted stock when vested. The value of stock for which restrictions were lifted in 1993, and the applicable portion of accumulated cash dividends, are reported in the LTIP Payouts column in the above table. The value of restricted stock awards as of December 31, 1993 is determined by multiplying the total number of shares awarded by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1993 ($36.00 per share).


(c)  There were no stock options granted in 1991.

(d) 1991 amounts shown above include Long-Term Incentive Plan payouts earned in 1991 that were not calculable in time for inclusion in the Compensation Table in the Form 10-K for 1991. 1993 and 1992 amounts include the value of restricted shares that vested in 1993 and 1992 under Entergy's Equity Ownership Plan.

(e)  Includes the following:

     (1) 1993 Executive Medical Plan premiums of $3,019 for each of the above-named executives in 1993.

     (2) 1993 employer contributions to the Defined Contribution Restoration Plan as follows: Mr. Bemis $1,800; Mr. Harder $0; Mr. Hintz $886; Mr. Jackson $1,245; Mr. Lupberger $8,564; Mr. Maulden $5,519; Mr. McInvale $0; Mr. Randall $0.

     (3) 1993 employer contributions to the Employee Stock Ownership Plan as follows: Mr. Bemis $2,682; Mr. Harder $2,682; Mr. Hintz $2,682;
          Mr. Jackson $2,682; Mr. Lupberger $2,682; Mr. Maulden $0; Mr. McInvale $2,682; Mr. Randall $2,682.

     (4)  1993 employer contributions to the System Savings Plan as follows:
          Mr. Bemis $7,075; Mr. Harder $4,210; Mr. Hintz $7,075; Mr. Jackson $7,075; Mr. Lupberger $7,075; Mr. Maulden $6,031; Mr. McInvale $6,301;
          Mr. Randall $5,085.

     (5) 1993 reimbursements under the Executive Financial Counseling Program as follows: Mr. Bemis $0; Mr. Hintz $0; Mr. Jackson $1,140;
          Mr. Lupberger $4,605; Mr. Maulden $1,350; Mr. McInvale $765.

     (6)  1993 payments under the Private Ownership Vehicle Plan as follows:
          Mr. Bemis $9,900; Mr. Harder $7,200; Mr. Hintz $10,800; Mr. Jackson $10,800; Mr. Lupberger $7,012; Mr. Maulden $9,720; Mr. McInvale $9,900; Mr. Randall $7,200.

     (7)  1993 reimbursement for moving expenses as follows: Mr. Bemis $50,143.

(f) Includes bonuses earned pursuant to the Annual Incentive Plan as well as any bonuses of an extraordinary or nonrecurring nature.


GSU

All of the reported compensation for the officers named below was paid by GSU. The listed positions were held by these officers in 1993. See item 10. "Directors and Executive Officers of the Registrants" for current GSU officers.

                                                                               Long-Term Compensation
                                           Annual Compensation                   Awards               Payouts
                                                            Other      Restricted     Securities                      (c)
                                                            Annual        Stock       Underlying       LTIP        All Other
           Name              Year    Salary     Bonus    Compensation    Awards        SARs(d)        Payouts    Compensation
           ----              ----    ------     -----    ------------   --------      ---------       --------   ------------
Donald M. Clements, Jr.(e)   1993   $130,938    $74,345       $0          (b)       11,250  shares      (b)          $4,614
 Senior Vice President -     1992    109,152     25,000        0          (b)            0              (b)           3,850
 External Affairs            1991        (e)        (e)      (a)          (b)            0              (b)             (a)
Joseph L. Donnelly*          1993   $402,083   $229,088       $0          (b)       38,500  shares      (b)         $28,271
 Chief Executive Officer     1992    358,938    100,000        0          (b)       32,600              (b)          40,777
                             1991    217,667          0      (a)          (b)        9,200              (b)             (a)
Calvin J. Hebert             1993   $169,817    $44,345       $0          (b)        5,350  shares      (b)         $61,668
 Senior Vice President -     1992    159,917          0        0          (b)        8,050              (b)          32,715
 Division Operations         1991    147,167          0      (a)          (b)        8,000              (b)             (a)
Edward M. Loggins            1993   $233,750    $57,392       $0          (b)       20,400  shares      (b)         $16,385
 Senior Executive Vice       1992    218,500          0        0          (b)        9,700              (b)          27,423
 President                   1991    204,000          0      (a)          (b)        9,700              (b)             (a)
Jack L. Schenck              1993   $158,688    $44,345       $0          (b)       10,700  shares      (b)         $11,225
 Sr. Vice President &        1992    145,329     20,000        0          (b)        4,700              (b)           7,732
 Chief Financial Officer     1991    107,550          0      (a)          (b)        4,700              (b)             (a)

*    Chief Executive Officer of GSU as of December 31, 1993.

(a) Disclosure in this category is subject to transition rules, and amounts for 1991 are not required to be included herein.

(b) GSU does not have a Restricted Stock Awards program or a Long-Term Incentive Plan Awards program.

(c)  Includes the following:

     (1) 1993 payments by GSU of excess life insurance cost as follows: Mr. Clements $682; Mr. Donnelly $16,146; Mr. Hebert $240; Mr. Loggins $9,140; Mr. Schenck $3,816.

     (2) 1993 company contributions to the GSU Thrift Plan as follows: Mr. Clements $3,932; Mr. Donnelly $7,075; Mr. Hebert $5,095; Mr. Loggins $7,075; Mr. Schenck $4,776.

     (3) 1993 company contributions to the GSU Non-qualified Accrued Contributions Plan as follows: Mr. Donnelly $5,050; Mr. Loggins $170.

     (4) Above market earnings on compensation deferred during the period December 1985-December 1986, as follows: Mr. Donnelly $0; Mr. Hebert $56,333; Mr. Loggins $0; Mr. Schenck $2,633.

(d) These SARs were attached to shares of GSU common stock. At December 31, 1993, the SARs were exercised and cash was received by the named executives. See additional disclosure in the "Aggregated Option/SAR Exercises in 1993 and December 31, 1993 Option Values" table.

(e) No compensation figures are provided for Mr. Clements for year 1991 because he was not an officer of GSU until June, 1992. All of his 1992 compensation is shown.

(f) Mr. Clements, Mr. Donnelly, Mr. Loggins, and Mr. Schenck have subsequently resigned as officers of GSU. Therefore, they are not listed above as GSU officers in Item 10. "Directors and Executive Officers Of The Registrants".

                            Option/SAR Grants in 1993

     The following tables summarize option/SAR grants during 1993 to the executive officers named in the Summary Compensation Tables above. The absence, in the table below, of any named officer indicates that no options/SARs were granted to such officer.

AP&L, LP&L, MP&L, NOPSI, and System Entergy

                                    Individual Grants                    Potential Realizable
                                 % of Total                                      Value
                    Number of     Options                                  at Assumed Annual
                    Securities   Granted to    Exercise                     Rates of Stock
                    Underlying   Employees      Price                     Price Appreciation
                     Options         in          (per      Expiration     for Option Term(c)
       Name         Granted(a)      1993      share)(a)       Date           5%          10%
       ----        -----------    -------     ---------    ----------     ---------   --------
Michael B. Bemis      2,500         3.4%       $34.75       02/01/03      $54,635     $138,456
Donald C. Hintz       5,000         6.8%        34.75       02/01/03      109,270      276,913
Jerry D. Jackson      5,000         6.8%        34.75       02/01/03      109,270      276,913
                      1,719(b)      2.3%        39.75       09/02/03       42,973      108,901
Edwin Lupberger      10,000        13.6%        34.75       02/01/03      218,541      553,826
                      3,438(b)      4.7%        39.75       09/02/03       85,945      217,802
Jerry L. Maulden      5,000         6.8%        34.75       02/01/03      109,270      276,913
Gerald D. McInvale    2,500         3.4%        34.75       02/01/03       54,635      138,456

(a) Options were granted on February 1, 1993, pursuant to the Equity Ownership Plan. All options granted on February 1, 1993 have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on January 29, 1993. These options became exercisable on August 1, 1993.

(b) Pursuant to the Equity Ownership Plan, if a participant exercises an option during the term of employment and pays all or any portion of the price through the surrender of shares of Entergy Corporation common stock, the Personnel Committee may grant to such participant an additional option to purchase the number of shares so surrendered. Any such additional option shall have an exercise price equal to the fair market value of Entergy Corporation common stock as of the date of its grant. On September 2, 1993, Messrs. Jackson and Lupberger exercised stock options and the additional options indicated above were granted pursuant to this reload feature of the Equity Ownership Plan. The reloaded stock options become exercisable six months from the grant date and have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on September 2, 1993.

(c) Calculation based on the stock option exercise price over a ten-year period assuming annual compounding. The columns present estimates of potential values based on simple mathematical assumptions. The actual value, if any, an executive officer may realize is dependent upon the market price on the date of option exercise.


GSU

                                        Individual Grants                         Potential Realizable
                                             % of Total                                  Value
                              Number of         SARs                               at Assumed Annual
                              Securities     Granted to     Exercise                 Rates of Stock
                              Underlying      Employees      Price                 Price Appreciation
                                 SARs            in           (per     Expiration    for SARs Term
           Name               Granted(a)        1993         share)     Date(a)    5% (a)    10% (a)
           ----               ----------     ----------      ------     -------    ------    -------

Donald M. Clements, Jr.        11,250            5.8%        $16.50       -          -         -
Joseph L. Donnelly             38,500           19.8%         16.50       -          -         -
Calvin J. Hebert                5,350            2.7%         16.50       -          -         -
Edward M. Loggins              20,400           10.5%         16.50       -          -         -
Jack L. Schenck                10,700            5.5%         16.50       -          -         -

(a) According to the terms of the Stock Appreciation Plan as amended, effective on the merger date of December 31, 1993, all SARs issued and granted more than 6 months prior to the merger date were deemed exercised and payment was made to the named executives. Thus, all SARs were exercised and all value realized on the SARs as of December 31, 1993.

   Aggregated Option/SAR Exercises in 1993 and December 31, 1993 Option Values

     The following tables summarize the number and value of options exercised during 1993, as well as, the number and value of unexercised options/SARs as of December 31, 1993 held by the executive officers named in the Summary Compensation Tables above. The absence, in the tables below, of any named officer indicates that such officer did not exercise any options in 1993 and held no unexercised options/SARs as of December 31, 1993.

AP&L, LP&L, MP&L, NOPSI, and System Entergy

                                                                     Number of
                                                               Securities Underlying                Value of Unexercised
                                                                Unexercised Options                 In-the-Money Options
                         Shares Acquired     Value            as of December 31, 1993            as of December 31, 1993(a)
         Name              on Exercise    Realized(b)    Exercisable     Unexercisable(c)     Exercisable      Unexercisable
         ----            ---------------  -----------    -----------     ----------------     -----------      -------------
Michael B. Bemis                   0             0           5,000              0              $19,063               0
Donald C. Hintz                    0             0           7,500              0               22,188               0
Jerry D. Jackson               2,308       $23,369           7,692          1,719               23,412               0
Edwin Lupberger                4,614        46,717          15,386          3,438               46,836               0
Jerry L. Maulden                   0             0          10,000              0               38,125               0
Gerald D. McInvale                 0             0           5,000              0               19,063               0

(a) Based on the difference between the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1993, and the option exercise price.

(b) Based on the difference between the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on the exercise date of September 2, 1993, and the option exercise price.

(c) Stock options granted on September 2, 1993 are not exercisable for a period of six months from the date of grant.


GSU


                                                                    Number of
                                                              Securities Underlying                 Value of Unexercised
                                                                 Unexercised SARs                    In-the-Money SARs
                         Shares Acquired     Value         as of December 31, 1993 (c)          as of December 31, 1993 (c)
         Name            on Exercise (a)  Realized (b)   Exercisable      Unexercisable       Exercisable      Unexercisable
         ----            ---------------  ------------   -----------      -------------       -----------      -------------
Donald M. Clements, Jr.      12,750          $54,469          0                0                     0               0
Joseph L. Donnelly          165,500        1,166,625          0                0                     0               0
Calvin J. Hebert             41,100          238,925          0                0                     0               0
Edward M. Loggins            61,100          342,900          0                0                     0               0
Jack L. Schenck              43,500          255,875          0                0                     0               0

(a)  Amount represents the number of SARs exercised during 1993.

(b) Value realized is equal to the difference between the closing price of GSU common stock on the New York Stock Exchange Composite Transactions, on the grant date and such price on the date of exercise.

(c) There were no outstanding SARs at December 31, 1993. See additional disclosure regarding SAR exercises in the "Option/SAR Grants in 1993" table.


                     Long-Term Incentive Plan Awards in 1993

AP&L, LP&L, MP&L, NOPSI, and System Energy

     The following table summarizes awards of restricted shares of Entergy Corporation common stock under the Equity Ownership Plan in 1993 to the executive officers of these companies named in the Summary Compensation Table above. The absence, in the table below, of any named officer indicates that no restricted shares were awarded to such officer in 1993.

                                                                      Estimated Future Payouts Under
                                    Performance                       Non-Stock Price-Based Plans(a)
                     Number        Period Until
                       of           Maturation              Below
       Name          Shares          Or Payout           Threshold(b)   Threshold(c)     Target(d)     Maximum(e)
       ----          ------        ------------          ------------   ------------     ---------     ----------
Edwin Lupberger       5,000      01/01/93-12/31/03            0             5,000          5,000          5,000

(a) Restricted shares awarded will vest incrementally over a period not to exceed 10 years, subject to the attainment of specific stockholder earnings goals and cost containment goals for the year. Restrictions are lifted based upon assigned weighted averages of these performance measures, with the specific relative percentage weight of such measures varying depending upon the individual. The value an executive officer may realize is dependent upon both the number of shares that vest and the future market price of Entergy Corporation common stock.

(b) If goals are met at less than the 50% level of achievement in a given year, no restrictions will be lifted that year. Thus, if this level of performance is reached in each year, no shares will vest.

(c) If goals are met at the 50-99% level of achievement in a given year, 20% of the restrictions will be lifted that year. Thus, if this level of performance is reached in each year, all shares will vest within 5 years.

(d) If goals are met at the 100-149% level of achievement in a given year, 25% of the restrictions will be lifted that year. Thus, if this level of performance is reached in each year, all shares will vest within 4 years.

(e) If goals are met at the 150% level of achievement (the maximum percent achievable) in a given year, 33 1/3% of the restrictions will be lifted that year. Thus, if this level of performance is reached in each year, all shares will vest within 3 years.

                               Pension Plan Tables

AP&L, LP&L, MP&L, NOPSI, and System Energy

                          Retirement Income Plan Table

    Annual
   Covered                                Years of Service
 Compensation        10         15          20          25         30           35
 ------------        ---        --          --          --         --           --
  $100,000        $15,000    $ 22,500    $ 30,000   $ 37,500    $ 45,000     $ 52,500
   200,000         30,000      45,000      60,000     75,000      90,000      105,000
   300,000         45,000      67,500      90,000    112,500     135,000      157,500
   400,000         60,000      90,000     120,000    150,000     180,000      210,000
   500,000         75,000     112,500     150,000    187,500     225,000      262,500
   650,000         97,500     146,250     195,000    243,750     292,500      341,250

     AP&L, LP&L, MP&L, and System Energy each individually sponsors or participates in a Retirement Income Plan (a defined benefit plan) that provides a benefit for employees at retirement from the System based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, times (2) 1.5% for each year of service, times (3) the final average salary. NOPSI is a participating employer in LP&L's Retirement Income Plan. System Energy is a participating employer in the Retirement Income Plan sponsored by Entergy Corporation. Final average salary is based on the highest 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the named individuals' annual compensation covered by the plan as of December 31, 1993 is represented by the base salary column in the Summary Compensation Table of AP&L, LP&L, MP&L, NOPSI, and System Energy.

     The maximum benefit under each Retirement Income Plan is limited by Sections 401 and 415 of the Internal Revenue Code; however, AP&L, LP&L, MP&L, NOPSI, and System Energy have elected to participate in the Pension Equalization Plan sponsored by Entergy Corporation. Under this plan, certain executives, including the named executive officers, would receive an amount equal to the benefit payable under the Retirement Income Plans, without regard to the limitations, less the amount actually payable under the Retirement Income Plans.

     Each Retirement Income Plan was amended effective February 1, 1991 to provide a minimum accrued benefit as of that date to any employee who was vested as of that date. For purposes of calculating such minimum accrued benefit, each eligible employee was deemed to have had an additional five years of service and age as of that date. The additional years of age did not count toward eligibility for early retirement, but served only to reduce the early retirement discount factor for those employees who were at least age 50 as of that date.

     The credited years of service under the Retirement Income Plan (without giving effect to the five additional years of service credited pursuant to the February 1, 1991 amendment as discussed above) as of December 31, 1993 for the following executive officers named in the Summary Compensation Table of AP&L, LP&L, MP&L, NOPSI, and System Energy were: Mr. Bemis 11; Mr. Harder 15;
Mr. Maulden 28; Mr. Randall 14. The credited years of service under the respective Retirement Income Plans, as amended, as of December 31, 1993 for the following executive officers named in the Summary Compensation Table, as a result of entering into supplemental retirement agreements, were as follows:
Mr. Hintz 22; Mr. Jackson 14; Mr. Lupberger 30; Mr. McInvale 21.

     In addition to the Retirement Income Plan discussed above, AP&L, LP&L, MP&L, NOPSI and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (SRP) and the Post-Retirement Plan of Entergy Corporation and Subsidiaries (PRP). Participation is limited to one of these two plans and is at the invitation of AP&L, LP&L, MP&L, NOPSI, and System Energy. The participant may receive from the appropriate System company a monthly benefit payment not in excess of .025 (under the SRP) or .0333 (under the PRP) times the participant's average basic annual salary (as defined in the
plans) for a maximum of 120 months.    As of January 31, 1994, Mr. Hintz has
entered into a SRP participation contract, and all of the other executive officers of AP&L, LP&L, MP&L, NOPSI, and System Energy named in the Summary Compensation Table (except for Mr. McInvale) have entered into PRP participation contracts.

                   System Executive Retirement Plan Table (1)

     Annual
     Covered                          Years of Service
  Compensation        10         15          20          25         30+
  ------------        --         --          --          --         --

 $  200,000       $ 60,000    $ 90,000    $100,000   $110,000    $120,000
    300,000         90,000     135,000     150,000    165,000     180,000
    400,000        120,000     180,000     200,000    220,000     240,000
    500,000        150,000     225,000     250,000    275,000     300,000
    600,000        180,000     270,000     300,000    330,000     360,000
    700,000        210,000     315,000     350,000    385,000     420,000
  1,000,000        300,000     450,000     500,000    550,000     600,000
___________

(1) Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

     In 1993, Entergy Corporation adopted the System Executive Retirement Plan
(SERP). AP&L, LP&L, MP&L, NOPSI, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the executive officers named in the Summary Compensation Table of AP&L, LP&L, MP&L, NOPSI, and System Energy. Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the executive retirement benefit plans discussed above. Covered pay under the SERP includes final annual base salary (see the Summary Compensation Table of AP&L, LP&L, MP&L, NOPSI, and System Energy for the base salary covered by the SERP as of December 31, 1993) plus the Target Incentive Award (i.e., a percentage of final annual base salary) for the participant in effect at retirement. The Target Incentive Award as of December 31, 1993, was: 58% for Messrs. Jackson, Lupberger and Maulden; 48% for Messrs. Bemis, Hintz and McInvale; and, 35% for Messrs. Harder and Randall. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years.

     The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. All SERP payments are guaranteed for ten years. Other actuarially equivalent options are available to each retiree. SERP benefits are offset by any and all defined benefit plan payments from the company and from prior employers. SERP benefits are not subject to Social Security offsets.

     Eligibility for and receipt of benefits under any of the executive plans described above are contingent upon several factors. The participant must agree that, without the specific consent of the System company for which such participant was last employed, he may take no employment after retirement with any entity that is in competition with or similar in nature to, AP&L, LP&L, MP&L, NOPSI, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with AP&L, LP&L, MP&L, NOPSI, and System Energy, resignation of employment, or termination for cause.

GSU
                    Employees' Trusteed Retirement Plan Table

      Annual
     Covered                                  Years of Service
   Compensation       10          15         20          25          30            35
   ------------       --          --         --          --          --            --
    $100,000       $15,167     $22,751    $30,335     $37,918     $ 45,502     $ 53,086
     150,000        23,167      34,751     46,335      57,918       69,502       81,086
     200,000        31,167      46,751     62,335      77,918       93,502      109,086
     235,840*       36,902      55,353     73,803      92,254      110,705      129,156**


* Maximum 1993 annual covered compensation imposed by Section 401 of the Internal Revenue Code.
** Maximum 1993 annual benefit imposed by Section 415 of the Internal Revenue Code is $115,641 payable at age 65.


     GSU has an Employees' Trusteed Retirement Plan that provides a benefit for employees at retirement from GSU based upon generally all years of service beginning at age 21 through termination, with a thirty-five year maximum, times
(2) 1.2% of that portion of the participant's average final compensation not in excess of his average Social Security wage base, plus 1.6% of the part of such compensation in excess of such average Social Security wage base. This amount is reduced by the total amounts payable under a certain group annuity contract. Average final compensation is based on the 60 consecutive months during the last ten years of credited service which produce the highest average or during all months of credited service if such service is less than 60 months. The normal form of benefit for a single employee is a single life annuity and the actuarial equivalent 50% joint and survivor annuity of the employee is married. The above table illustrates annual retirement benefits expressed in terms of single life annuities based on the base salary and service shown and retirement at age 65. The amount of the named individuals' annual compensation covered by the plan as of December 31, 1993 is represented by the base salary column in the Summary Compensation Table of GSU.

     The credited years of service under the Employees' Trusteed Retirement Plan as of December 31, 1993 for the following executive officers named in the Summary Compensation Table were: Mr. Clements, 14 years; Mr. Donnelly, 14 years; Mr. Hebert, 29 years; Mr. Loggins, 33 years; Mr. Schenck, 12 years.

     In addition to the Employees' Trusteed Retirement Plan discussed above, GSU provides, among other benefits to officers, an Executive Income Security Plan for key managerial personnel. The plan provides participants with certain retirement, disability, termination, and survivors' benefits. To the extent that such benefits are not funded by the employee benefit plans of GSU or by vested benefits payable by the participants' former employers, GSU is obligated to make supplemental payments to participants or their survivors. The plan provides that upon the death or disability of a participant during his employment, he or his designated survivors will receive (i) during the first year following his death or disability an amount not to exceed his annual base salary, and (ii) thereafter for a number of years until the participant attains or would have attained age 65, but not less than nine years, an amount equal to one-half of the participant's annual base salary. The plan also provides supplemental retirement benefits for life for participants retiring after reaching age 65 equal to 1/2 of the participant's average final compensation rate, with 1/2 of such benefit upon the death of the participant being payable to a surviving spouse for life.

     GSU amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life.
Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant cannot be modified once he becomes eligible to participate in the plan.


                            Compensation of Directors

     Employees of any Entergy System company who serve on the Board of Directors of any Entergy System company receive no compensation as directors. Directors of AP&L, LP&L, MP&L, and NOPSI who are not employees of a System company are paid an attendance fee of $1,000 for attendance at meetings of their respective Board of Directors, $1,000 (except for the chairman of such committee who is paid $1,500) for attendance at meetings of committees of the Board and $1,000 for participation, on behalf of their respective company, in any inspection trip or conference not held on the same day as a Board or committee meeting. All non-employee directors are also compensated on a quarterly basis in the form of fixed awards of Entergy Corporation common stock pursuant to the Stock Plan for Outside Directors (Directors Plan) and cash based on 1/2 the value of the stock awarded pursuant to the Directors Plan. This level of directors' compensation is set to enable Entergy Corporation to attract and retain persons of outstanding competence to serve on the Boards of Directors. Directors are paid a portion of their compensation in the form of Entergy Corporation's common stock in order to assure that directors will have a personal interest in the performance of the stock of Entergy Corporation. Non-employee directors are awarded 50 shares of Entergy Corporation common stock quarterly, which may be authorized but unissued shares or shares acquired in the open market. System Energy has no non-employee directors.

     Retired non-employee outside directors of AP&L, LP&L, MP&L, and NOPSI with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term corresponding to the number of years of service. Retired directors with over ten years of service receive a lifetime benefit of $200 a month.

     Directors of GSU or its subsidiaries, who are not officers of GSU are paid the following fees: $15,000 per year retainer, an additional retainer of $2,400 to the director who serves as Chairman of the Executive Committee, $700 per day per Board meeting attended plus out-of-pocket expenses, $600 per day per committee meeting attended plus out-of-pocket expenses, and an additional fee of $150 per meeting to each director who serves as Chairman of the Executive, Audit, Compensation, Nominating Committees, the Board Committee on Nuclear Safety, the Business Policy Committee, or any other Committee composed of members of the Board. Also, when an outside director attends a specific business activity on behalf of GSU, at the request of the Chairman of the Board of Directors, he receives a fee of $600 per day plus out-of-pocket expenses.

     Outside directors of GSU may elect to defer 25 percent, 50 percent or 100 percent of their director's compensation. Under this nonqualified plan, a director's deferred compensation will accrue simple interest at the greater of
(1) a rate equivalent to that payable by GSU on its average daily short-term debt during a preceding period or (2) a rate equivalent to that received by GSU on its average daily short-term investments during the preceding year. Directors may select deferred compensation payments to commence after death, upon permanent disability, after a certain age on a specific date, or after cessation of directorship of GSU, and may select payment in a lump sum or in annual installments. In 1993, two GSU directors participated in the deferred compensation plan.

     In 1991, the GSU Compensation Committee of the Board of Directors approved a retirement plan for directors of GSU. Under this plan all directors who serve continuously for a period of years will receive a percentage of their retainer fee in effect at the time of their retirement for life. The retirement benefit will be 30 percent of the retainer fee for service of not less than five nor more than nine years, 40 percent for service of not less than ten nor more than fourteen years, and 50 percent for fifteen or more years of service. For those directors who retire prior to the retirement age as specified in the GSU Bylaws, the benefits will be reduced. The plan also provides disability retirement if the director has served at least five years prior to the disability. The benefits payable under this plan are general unsecured obligations of GSU and no funds or other amendments have been reserved or set aside by GSU to provide a source of payment or funding.

     In 1983, the GSU Board of Directors approved a proposal to have hospital and medical coverage through GSU's insurance carrier made available to members of the GSU Board. Under the terms of this proposal, (i) hospital and medical coverage will be secondary to coverage by a director's primary place of employment and/or Medicare, if applicable, (ii) two-thirds of the cost of providing the coverage to the director will be paid by GSU and the remaining one-third by the director, (iii) that portion of the premium paid by GSU will be reported as taxable income to the director as required by the Internal Revenue Service, and (iv) a director may retain his coverage after leaving the Board, if he has served five or more full elected terms on the Board. Under this plan in 1993, insurance premiums were paid to Provident Companies on behalf of the following directors: $1,424 for Gen. Barrow, $119 for Mr. Harrison, $3,944 for Mr. Peters, and $1,424 for Dr. Rathbone, Jr.

     In 1984, the GSU Board of Directors approved a plan whereby Coopers & Lybrand would make available their services to provide counseling and tax service individually to all directors for the purpose of assisting them with the establishment of individual Keogh plans and directed that the necessary changes be made in the compensation, benefit plans and other supplemental arrangements of management directors to enable them to participate also in such Keogh plans. In 1993 Coopers & Lybrand provided tax services to Dr. Murrill in the amount of $9,254.

     Dr. Murrill received in 1993 and will continue to receive payments from GSU under a retirement agreement and has received payments for consulting services, but none of such payments to him is for services as a director.

     For 1994, GSU adopted the Entergy System's compensation plans for outside directors.



    Employment Contracts and Termination of Employment and Change-in-Control
                                  Arrangements


GSU

     GSU has agreed to employ Mr. Donnelly to serve at the pleasure of the Board at a salary fixed by the Board, and to assure (i) a pension benefit equivalent to that which would be provided by GSU's Employees' Trusteed Retirement Plan if he were given credit for prior service of 21.16 years, less credits for accrued benefits under certain GSU plans and social security, and calculated without application for the limit imposed by law on benefits that may be paid under qualified plans, (ii) payment upon termination of employment in certain events of a severance benefit equivalent to one year's base salary, (iii) payment after retirement of a death benefit equivalent to three times his highest annual base salary during the three years preceding retirement, (iv) certain financial consulting and other services, and (v) a contingent pension benefit for his spouse equal to fifty percent of his retirement benefit. Except for certain credits described above, these benefits are in addition to those he would be entitled to under GSU plans in which he is a participant. To the extent benefits to which Mr. Donnelly may become entitled are not funded through GSU plans, they will represent general obligations of GSU. In the event of a change of control of GSU and a termination by Mr. Donnelly of his employment for good reason (as defined in the Executive Continuity Plan), the agreement provides he is not entitled to the severance benefit but is entitled to the pension benefit without regard to his age. Effective as of January 5, 1994 Mr. Donnelly resigned from his offices as Chairman of the Board of Directors, President, Chief Executive Officer, and Director of GSU, and agreed that he would retire as an employee of GSU as of April 1, 1994. On January 22, 1994, Mr. Donnelly resigned as Vice Chairman and Director of Entergy Corporation and entered into a three-year consulting contract providing for an annual fee of $200,000.

     GSU established on January 18, 1991, an Executive Continuity Plan for elected and appointed officers providing for severance benefits equal to 2.99 times the officer's annual compensation upon termination of employment for reasons other than cause or upon a resignation of employment for good reason within two years after a change in control of GSU. Benefits are prorated if the officer is within three years of normal retirement age (65) at termination of employment. The plan further provides for continued participation in medical, dental and life insurance programs for three years following termination unless such benefits are available from a subsequent employer. The plan provides for outplacement assistance to aid a terminated officer in securing another position. Upon consummation of the Entergy/GSU merger on December 31, 1993, GSU made a contribution of $16,330,693 to a trust equivalent to the then present value of the maximum benefits which might be payable under the plan. If and to the extent the benefits are not thereafter paid to the participants, the balance in the trust will be returned to GSU.

     As a result of the Entergy/GSU merger, GSU is obligated to pay benefits under the Executive Income Security Plan to those persons who were participants at the time of the merger and who later terminated their employment under circumstances described in the plan. For additional description of the benefits under the Executive Income Security Plan, see the "Pension Plan Tables - GSU" section noted above.

      Personnel/Compensation Committee Interlocks and Insider Participation

     The following persons served as members of the Personnel Committee of AP&L's, LP&L's, MP&L's, NOPSI's and System Energy's Board of Directors and the Compensation Committee of GSU's Board of Directors in 1993:

AP&L
John A. Cooper, Jr.*
Edwin Lupberger
Roy L. Murphy
Woodson D. Walker

GSU
Monroe J. Rathbone, Jr., M.D.
Sam F. Segnar*
Bismark A. Steinhagen

LP&L
Tex. R. Kilpatrick*
Edwin Lupberger
Wm. Clifford Smith

MP&L
Norman B. Gillis
Robert E. Kennington, II*
Edwin Lupberger
Robert M. Williams, Jr.

NOPSI
Edwin Lupberger
Anne M. Milling
John B. Smallpage*

System Energy

     System Energy does not have a Personnel Committee of the Board of Directors. The compensation of System Energy's executive officers (with the exception of one officer) is set by the Personnel Committee of Entergy Corporation's Board of Directors. No officers or employees of System Energy participated in deliberations concerning compensation in 1993.
_______________

*  Denotes Chairman of the Personnel/Compensation Committee

     Mr. Lupberger is currently and was during 1993 an officer of AP&L, LP&L, MP&L, and NOPSI and also served as an executive officer of their subsidiary, System Fuels, from 1981-1990.

     Mr. Jackson, Executive Vice President - Finance and External Affairs and Secretary of AP&L, served until May 13, 1993 on the compensation committee of the Board of Directors of Cooper Communities, Inc., whose chairman is John A. Cooper, Jr., a director of AP&L.

     During 1993, T. Baker Smith & Son, Inc. performed land surveying services for, and received payments of approximately $153,000 from, LP&L. Mr. Wm. Clifford Smith, a director of LP&L and a member of LP&L's Personnel Committee, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Entergy Corporation owns 100% of the outstanding common stock of registrants AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's common stock is included under the heading "Voting Securities Outstanding" in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held May 6, 1994, which information is incorporated herein by reference. The registrants know of no contractual arrangements which may, at a subsequent date, result in a change in control of any of the registrants.

     The directors, the executive officers named in the Summary Compensation Tables, and the directors and officers as a group for Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, respectively, beneficially owned directly or indirectly the following cumulative preferred stock of a System company and common stock of Entergy Corporation:

                                                  As of December 31, 1993
                                                                   Entergy Corporation
                                                                       Common Stock
                                   Preferred Stock(a)               Amount and Nature
                                  Amount and Nature of                of Beneficial
                                 Beneficial Ownership(b)               Ownership(b)
                               Sole Voting                   Sole Voting          Other
                                   and           Other           and           Beneficial
                                Investment     Beneficial     Investment        Ownership
            Name                 Power(c)      Ownership       Power(c)    (d)(e)(f)(g)(l)(m)
            ----                 --------     -----------     ----------   ------------------
Entergy Corporation
W. Frank Blount*                       -            -           2,134                  -
John A. Cooper, Jr.*               6,000(a)         -           5,484                  -
Joseph L. Donnelly***                  -            -             126              1,477
Brooke H. Duncan*                      -            -           2,100                  -
Lucie J. Fjeldstad*                    -            -           1,284                  -
Dr. Norman C. Francis*                 -            -             100                  -
Donald C. Hintz**                      -            -           1,519             13,462
Kaneaster Hodges, Jr.*                 -            -           2,000                  -
Donald Hunter**                        -            -           1,917             10,499
Jerry D. Jackson**                     -            -           5,220             16,888
Robert v.d. Luft*                      -            -           1,384                  -
Edwin Lupberger**                      -            -           7,867             40,147
Jerry L. Maulden**                     -            -          21,998             25,190
Adm. Kinnaird R. McKee*                -            -           2,500                  -
Paul W. Murrill*                       -            -           1,300                  -
James R. Nichols*                      -            -           2,423                  -
Eugene H. Owen*                        -        3,500(a)          558                  -
John N. Palmer, Sr.*                   -            -          11,907                  -
Robert D. Pugh*                        -            -           4,500              6,000(h)
H. Duke Shackelford*                   -            -           6,200              3,950(h)
Wm. Clifford Smith*                    -            -           2,905                  -
Bismark A. Steinhagen*                 -            -           5,803                  -
Dr. Walter Washington*                 -            -             442              4,017
All directors and executive
  officers                         6,000        3,578         109,931            185,511


AP&L
Michael B. Bemis**                     -            -           5,999             12,297
John A. Cooper, Jr.*               6,000(a)         -           5,484                  -
Cathy Cunningham*                      -            -           1,200              1,000(i)
Richard P. Herget, Jr.*                -            -             725                  -
Tommy H. Hillman*                      -            -               -                200(j)
Donald C. Hintz**                      -            -           1,519             13,462
Kaneaster Hodges, Jr.*                 -            -           2,000                  -
Jerry D. Jackson**                     -            -           5,220             16,888
R. Drake Keith***                      -            -           2,048             11,306
Edwin Lupberger**                      -            -           7,867             40,147
Jerry L. Maulden**                     -            -          21,998             25,190
Raymond P. Miller, Sr.*                -            -             500                  -
Roy L. Murphy*                         -            -             400                  -
William C. Nolan, Jr.*                 -            -             476                 -
Robert D. Pugh*                        -            -           4,500             6,000(h)
Gus B. Walton, Jr.*                    -            -          20,127                 -
Michael E. Wilson*                     -            -             255                 -
All directors and executive        6,000            -          90,107           173,388
  officers

GSU
Robert H. Barrow*                      -            -              61                 -
Joseph L. Donnelly**                   -            -             126             1,477
Frank F. Gallaher***                   -            -           1,913             7,691
Frank W. Harrison, Jr.*                -            -             769                 -
Calvin J. Hebert**                     -            -           1,016                 -
Donald C. Hintz***                     -            -           1,519            13,462
William F. Klausing*                   -            -             334                 -
Edward M. Loggins**                    -            -             125             2,120
Jerry L. Maulden***                    -            -          21,998            25,190
Paul W. Murrill*                       -            -           1,300                 -
Eugene H. Owen*                        -        3,500(a)          558                 -
M. Bookman Peters*                     -            -             558                 -
Monroe J. Rathbone, Jr.*               -            -             278                 -
Jack L. Schenck**                      -            -               -               641
Sam F. Segnar*                         -            -             279                 -
Bismark A. Steinhagen*                 -            -           5,803                 -
James E. Taussig, II*                  -            -             906                 -
All directors and executive
  officers                             -        3,500          67,210           165,108

LP&L
Michael B. Bemis**                     -            -           5,999            12,297
John J. Cordaro***                     -            -           1,131             7,831
Donald C. Hintz**                      -            -           1,519            13,462
William K. Hood*                     800(a)         -           1,750                 -
Jerry D. Jackson**                     -            -           5,220            16,888
Tex R. Kilpatrick*                     -            -           1,478               993(k)
Joseph J. Krebs, Jr.*                  -            -             453                -
Edwin Lupberger**                      -            -           7,867            40,147
Jerry L. Maulden**                     -            -          21,998            25,190
H. Duke Shackelford*                   -             -          6,200             3,950(h)
Wm. Clifford Smith*                    -             -          2,905                 -
All directors and executive
  officers                           800             -         65,553           170,286

MP&L
Michael B. Bemis**                     -             -          5,999            12,297
Frank R. Day*                          -             -          2,050                 -
John O. Emmerich, Jr.*                 -             -            500                 -
Jerry D. Jackson**                     -             -          5,220            16,888
Edwin Lupberger**                      -             -          7,867            40,147
Jerry L. Maulden**                     -             -         21,998            25,190
Gerald D. McInvale**                   -             -          1,152             7,949
Donald E. Meiners***                   -             -            830            11,962
John N. Palmer, Sr.*                   -             -         11,907                 -
Dr. Clyda S. Rent*                     -             -            450                 -
E. B. Robinson, Jr.*                   -             -            300                 -
Dr. Walter Washington*                 -             -            442             4,017
Robert M. Williams, Jr.*               -             -            500             1,200
All directors and executive
  officers                             -             -         64,928           169,626

NOPSI
Michael B. Bemis**                     -             -          5,999            12,297
James M. Cain*                         -             -          1,215             8,421
John J. Cordaro***                     -             -          1,131             7,831
Brooke H. Duncan*                      -             -          2,100                 -
Norman C. Francis*                     -             -            100                 -
Donald C. Hintz*                       -             -          1,519            13,462
Jerry D. Jackson**                     -             -          5,220            16,888
Edwin Lupberger**                      -             -          7,867            40,147
Jerry L. Maulden**                     -             -         21,998            25,190
Gerald D. McInvale**                   -             -          1,152             7,949
John B. Smallpage*                     -             -            500                 -
Charles C. Teamer, Sr.*                -             -            324                 -
All directors and executive
  officers                             -             -         53,022           170,390

System Energy
Glenn E. Harder**                      -             -             58             3,568
Donald C. Hintz**                      -             -          1,519            13,462
Jerry D. Jackson*                      -             -          5,220            16,888
Edwin Lupberger**                      -             -          7,867            40,147
Jerry L. Maulden*                      -             -         21,998            25,190
Gerald D. McInvale**                   -             -          1,152             7,949
Lee W. Randall**                       -             -              -             4,094
All directors and executive
  officers                             -             -         38,348           113,313

  *  Director of the respective Company

 **  Named Executive Officer of the respective Company

***  Officer and Director of the respective Company

(a) Stock ownership amounts refer to Preferred Stock, $100 Par Value, (except for the 6,000 shares of AP&L's $0.01 Par Value ($25 liquidation value), Preferred Stock held by John A. Cooper Trust; 3,500 shares of AP&L's $0.01 Par Value ($25 liquidation value), Preferred Stock held by Eugene H. Owen; and 800 Shares of LP&L's $25 Par Value Preferred Stock held by William K.
     Hood).  Mr. Cooper disclaims any personal interest in these shares.

(b) Based on information furnished by the respective individuals. The ownership amounts shown for each individual and for all directors and executive officers as a group do not exceed one percent of the outstanding securities of any class of security so owned.

(c) Includes all shares which the individual has the sole power to vote and dispose of, or to direct the voting and disposition of.

(d) Includes, for the named persons, shares of Entergy Corporation common stock held in the Employee Stock Ownership Plan of the registrants as follows:
     Michael B. Bemis, 666 shares; James M. Cain, 802 shares; John J. Cordaro, 940 shares; Glenn E. Harder, 686 shares; Donald C. Hintz, 703 shares; Donald Hunter, 703 shares; Jerry D. Jackson, 703 shares; R. Drake Keith, 703 shares; Edwin Lupberger, 770 shares; Jerry L. Maulden, 743 shares; Gerald D. McInvale, 103 shares; Donald E. Meiners, 516 shares; and Lee W. Randall, 739 shares.

(e) Includes, for the named persons, shares of Entergy Corporation common stock held in the System Savings Plan as follows: Michael B. Bemis, 4,131 shares; James M. Cain 7,619 shares; John J. Cordaro, 1,391 shares; Glenn E. Harder, 2,882 shares; Donald C. Hintz, 980 shares; Donald Hunter 2,296 shares; Jerry D. Jackson, 1,774 shares; R. Drake Keith, 3,429 shares; Edwin Lupberger; 5,553 shares; Jerry L. Maulden, 9,447 shares; Gerald D. McInvale, 346 shares; Donald E. Meiners, 3,946 shares; and Lee W. Randall, 3,355 shares.

(f) Includes, for the named persons, unvested restricted shares of Entergy Corporation common stock held in the Equity Ownership Plan as follows:
     Michael B. Bemis, 2,500 shares; John J. Cordaro, 3,000 shares; Donald C. Hintz, 4,279 shares; Donald Hunter, 2,500 shares; Jerry D. Jackson,
     5,000 shares; R. Drake Keith, 2,500 shares; Edwin Lupberger, 15,000 shares; Jerry L. Maulden, 5,000 shares; Gerald D. McInvale, 2,500 shares; and Donald E. Meiners, 2,500 shares.

(g) Includes, for the named persons, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: Michael B. Bemis, 5,000 shares; John J. Cordaro 2,500 shares; Donald C. Hintz, 7,500 shares; Donald Hunter, 5,000 shares; Jerry D. Jackson, 9,411 shares; R. Drake Keith, 4,674 shares; Edwin Lupberger, 18,824 shares; Jerry L. Maulden, 10,000 shares; Gerald D. McInvale, 5,000 shares; and Donald E. Meiners, 5,000 shares.

(h) Includes, for the named persons, shares of Entergy Corporation common stock held by their spouses. The named persons disclaim any personal interest in these shares as follows: Robert D. Pugh 6,000 shares; and H. Duke Shackleford, 3,950 shares.

(i) Reflects 500 shares of Entergy common stock owned by a Profit Sharing Plan at Cunningham Butane Gas Company and 500 shares of Entergy common stock not owned solely by Cathy Cunningham of which she has shared voting and investment power.

(j)  Reflects 200 shares owned by Tommy Hillman Farms, Inc.

(k) Tex R. Kilpatrick is President of Central American Life Insurance Company which owns 993 shares of Entergy common stock.

(l) Includes, for the named person, shares of Entergy Corporation common stock held in the GSU Thrift Plan as follows: Jack L. Schenck, 302 shares.

(m) Includes, for the named persons, shares of Entergy Corporation common stock held in the GSU Employee Stock Ownership Plan as follows: Joseph L. Donnelly, 1,477 shares; Edward M. Loggins, 2,120 shares; and Jack L. Schenck, 339 shares.

Item 13.  Certain Relationships and Related Transactions.

     Information called for by this item concerning the directors and officers of Entergy Corporation is set forth under the heading "Certain Transactions" in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 6, 1994, which information is incorporated herein by reference.

     See Item 11. "Executive Compensation - Personnel/Compensation Committee Interlocks and Insider Participation" for information on certain transactions required to be reported under this item.

     The System companies do not have policies whereby transactions involving executive officers and directors of the System are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving a System company and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving a System company and its directors must be reported to the secretary of the appropriate System company.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. Financial Statements and Independent Auditors' Reports, incorporated herein by reference, for Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy are listed in the Index to Financial Statements (see pages 57 and 58)

(a)2. Financial Statement Schedules

       Independent Auditors' Reports on Financial Statement Schedules, incorporated herein by reference (see pages 349 and 350.

       Financial Statement Schedules are listed in the Index to Financial Statement Schedules, incorporated herein by reference (see page S-1)

(a)3. Exhibits

       Exhibits for Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy are listed in the Exhibit Index, incorporated herein by reference (see page E-1), Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

(b)  Reports on Form 8-K

     GSU

      A current report on Form 8-K, dated November 30, 1993, was filed with the SEC on December 1, 1993, reporting information under
      Item 7 "Financial Statements and Exhibits".

      A current report on Form 8-K, dated January 18, 1994, was filed with the SEC on January 18, 1994, reporting information under
      Item 5 "Other Materially Important Events".

      A current report on Form 8-K, dated February 1, 1994, was filed with the SEC on February 8, 1994, reporting information under Items 2 and 7.

     Entergy Corporation, AP&L, GSU, LP&L, MP&L and NOPSI

      Current Reports on Form 8-K, dated December 31, 1993, were filed by these companies on January 3, 1994 reporting the consummation of the Entergy Corporation - GSU merger under Item 5 (in the case of AP&L, LP&L, MP&L and NOPSI), Items 2 and 7
      (in the case of Entergy Corporation and GSU).

                                EXPERTS


     All statements in Part I of this Annual Report on Form 10-K as to matters of law and legal conclusions, based on the belief or opinion of System Energy or any System operating company or otherwise, pertaining to the titles to properties, franchises and other operating rights of certain of the registrants filing this Annual Report on Form 10-K, and their subsidiaries, the regulations to which they are subject and any legal proceedings to which they are parties are made on the authority of Friday, Eldredge & Clark, 2000 First Commercial Building, 400 West Capitol, Little Rock, Arkansas, as to AP&L and as to Entergy Services in regards to flood litigation; Monroe & Lemann (A Professional Corporation), 201 St. Charles Avenue, Suite 3300, New Orleans, Louisiana, as to LP&L and NOPSI; and Wise Carter Child & Caraway, Professional Association, Heritage Building, Jackson, Mississippi, as to MP&L and System Energy.

     The statements attributed to Clark, Thomas & Winters, a professional corporation, as to legal conclusions with respect to GSU's rate regulation in Texas under Item 1. "Rate Matters and
Regulation - Rate Matters - Retail Rate Matters - GSU" and in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial
Statements and GSU's Financial Statements, "Rate and Regulatory
Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

     The statements attributed to Sandlin Associates regarding the analysis of River Bend Construction costs of GSU under Item 1. "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - GSU" and in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements and GSU's Financial Statements, "Rate and Regulatory Matters", have been reviewed by such firm and are included herein upon the authority of such firm as experts.

                          ENTERGY CORPORATION

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      ENTERGY CORPORATION



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




    /s/ Lee W. Randall         Vice President and    March 14, 1994
     Lee W. Randall         Chief Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale
     (Senior Vice President and Chief Financial Officer;
     Principal Financial Officer); W. Frank Blount, John A.
     Cooper, Jr., Brooke H. Duncan, Lucie J. Fjeldstad, Kaneaster
     Hodges, Jr., Robert v.d. Luft, Kinnaird R. McKee, Paul W.
     Murrill, James R. Nichols, Eugene H. Owen, John N.
     Palmer, Robert D. Pugh, H. Duke Shackelford, Wm. Clifford
     Smith, Bismark A. Steinhagen, and Walter Washington
     (Directors).



     By: /s/ Lee W. Randall                           March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                    ARKANSAS POWER & LIGHT COMPANY

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      ARKANSAS POWER & LIGHT COMPANY


                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Lee W. Randall
        Lee W. Randall      Vice President and Chief  March 14, 1994
                               Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald
     D. McInvale (Senior Vice President and Chief
     Financial Officer; Principal Financial Officer); Michael
     B. Bemis, John A. Cooper, Jr., Cathy Cunningham, Richard
     P. Herget, Jr., Tommy H. Hillman, Donald C. Hintz, Kaneaster Hodges, Jr., Jerry D. Jackson, R. Drake Keith, Jerry L. Maulden, Raymond P. Miller, Sr., Roy L. Murphy, William C. Nolan, Jr., Robert D. Pugh, Woodson D. Walker, Gus B. Walton, Jr., Michael E. Wilson (Directors).



     By: /s/ Lee W. Randall                      March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                     GULF STATES UTILITIES COMPANY

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                      GULF STATES UTILITIES COMPANY



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Lee W. Randall           Vice President and    March 14, 1994
     Lee W. Randall         Chief Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer;
     Principal Financial Officer); Robert H. Barrow, Frank F.
     Gallaher, Frank W. Harrison, Jr., Donald C. Hintz, Jerry
     L. Maulden, Paul W. Murrill, Eugene H. Owen, M. Bookman
     Peters, Monroe J. Rathbone, Jr., Sam F. Segnar, Bismark
     A. Steinhagen, James E. Taussig, II. (Directors).




     By: /s/ Lee W. Randall                        March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                    LOUISIANA POWER & LIGHT COMPANY

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      LOUISIANA POWER & LIGHT COMPANY



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Lee W. Randall
        Lee W. Randall      Vice President and Chief  March 14, 1994
                               Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael
     B. Bemis, John J. Cordaro, Donald C. Hintz, William K. Hood, Jerry D. Jackson, Tex R. Kilpatrick, Joseph J. Krebs, Jr., Jerry L. Maulden, H. Duke Shackelford, Wm. Clifford Smith (Directors).




     By: /s/ Lee W. Randall                       March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                   MISSISSIPPI POWER & LIGHT COMPANY

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      MISSISSIPPI POWER & LIGHT COMPANY



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Lee W. Randall
        Lee W. Randall      Vice President and Chief  March 14, 1994
                               Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael
     B. Bemis, Frank R. Day, John O. Emmerich, Jr., Norman B. Gillis, Jr., Donald C. Hintz, Jerry D. Jackson, Robert E. Kennington, II, Jerry L. Maulden, Donald E. Meiners, John
     N. Palmer, Sr., Clyda S. Rent,  Walter Washington, Robert
     M. Williams, Jr. (Directors).




     By: /s/ Lee W. Randall                     March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                    NEW ORLEANS PUBLIC SERVICE INC.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      NEW ORLEANS PUBLIC SERVICE INC.



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Lee W. Randall
        Lee W. Randall      Vice President and Chief  March 14, 1994
                               Accounting Officer
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Michael
     B. Bemis, James M. Cain, John J. Cordaro, Brooke H. Duncan, Norman C. Francis, Donald C. Hintz, Jerry D. Jackson, Jerry L. Maulden, Anne M. Milling, John B. Smallpage, Charles C. Teamer, Sr. (Directors).




     By: /s/ Lee W. Randall                    March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                     SYSTEM ENERGY RESOURCES, INC.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                      SYSTEM ENERGY RESOURCES, INC.



                                      By      /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Lee W. Randall
        Lee W. Randall      Vice President and Chief  March 14, 1994
                               Accounting Officer
                         (Principal Accounting Officer)




     Donald C. Hintz (President, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Senior Vice President and Chief Financial Officer; Principal Financial Officer); Edwin Lupberger (Chairman of the Board), Jerry D. Jackson, Jerry L. Maulden (Directors).




     By: /s/ Lee W. Randall                     March 14, 1994
     (Lee W. Randall, Attorney-in-fact)

                                                       EXHIBIT 23(a)


                     INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 to Registration Statement No. 33-54298 of Entergy Corporation on Form S-4, and the related Prospectuses, of our reports dated February 11, 1994 (which express an unqualified opinion and include explanatory paragraphs as to uncertainties because of certain regulatory and litigation matters), appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 1993.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-36149, 33-48356 and 33-50289 of Arkansas Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Arkansas Power & Light Company for the year ended
December 31, 1993.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-46085, 33-39221 and 33-50937 of Louisiana Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Louisiana Power & Light Company for the year ended
December 31, 1993.

     We also consent to the incorporation by reference in Registration Statements Nos. 33-53004, 33-55826 and 33-50507 of Mississippi Power & Light Company on Form S-3, and the related Prospectuses, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of Mississippi Power & Light Company for the year ended December 31, 1993.

     We also consent to the incorporation by reference in Registration Statement No. 33-57926 of New Orleans Public Service Inc. on Form S-3, and the related Prospectus, of our reports dated February 11, 1994, appearing in this Annual Report on Form 10-K of New Orleans Public Service Inc. for the year ended December 31, 1993.

     We also consent to the incorporation by reference in Registration Statement No. 33-47662 of System Energy Resources, Inc. on Form S-3, and the related Prospectus, of our reports dated February 11, 1994 (which express an unqualified opinion and include an explanatory paragraph as to an uncertainty resulting from a regulatory proceeding), appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 1993.

/s/ Deloitte & Touche

DELOITTE & TOUCHE
New Orleans, Louisiana
March 14, 1994

                                                       EXHIBIT 23(b)


                  CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Gulf States Utilities Company on Form S-3 (File Numbers 33-49739 and 33-51181) and Form S-8 (File Numbers 2-76551 and 2-98011)
of our reports, dated February 11, 1994, on our audits of the financial statements and financial statement schedules of Gulf States Utilities Company as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, which reports include explanatory paragraphs related to rate-related contingencies, legal proceedings and changes in accounting for income taxes, postretirement benefits, unbilled revenue and power plant materials and supplies and are included in this Annual Report on Form 10-K.

                                   /s/ Coopers & Lybrand

                                   Coopers & Lybrand

Houston, Texas
March 14, 1994

                                                       EXHIBIT 23(c)


                          CONSENT OF EXPERTS


     We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into Arkansas Power & Light Company's ("AP&L") Registration Statements (Form S-3, File Nos. 33-36149, 33-48356 and 33-50289) and related
Prospectuses, pertaining to AP&L's First Mortgage Bonds and Preferred
Stock.

                                        Very truly yours,

                                        /s/ Friday, Eldredge & Clark

                                        FRIDAY, ELDREDGE & CLARK

Date:  March 14, 1994

                                                       EXHIBIT 23(d)


                                CONSENT


     We consent to the reference to our firm under the heading "Experts", and to the inclusion in this Annual Report on Form 10-K of Gulf States Utilities Company ("GSU") of the statements of legal conclusions attributed to us herein (the Statements of Legal Conclusions) under Part I, Item 1. Business - "Rate Matters and Regulation" and in the discussion of Texas jurisdictional matters set forth in Note 2 to GSU's Financial Statements and Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements appearing as Item 8. of Part II of this Form 10-K, which Statements of Legal Conclusions have been prepared or reviewed by us (Clark, Thomas & Winters, a Professional Corporation). We also consent to the incorporation by reference in the registration statements of GSU on Form S-3 and Form S-8 (File Numbers 2-76551, 2-98011, 33-49739, and
33-51181) of such reference and Statements of Legal Conclusions.

                                        /s/ Clark, Thomas & Winters,
                                        A Professional Corporation

                                        CLARK, THOMAS & WINTERS
                                        A Professional Corporation

Austin, Texas
March 14, 1994

                                                       EXHIBIT 23(e)


                                CONSENT


     We consent to the reference to our firm under the heading "Experts" and to the inclusion in this Annual Report on Form 10-K of Gulf States Utilities Company ("GSU") of the statements (Statements) regarding the analysis by our Firm of River Bend construction costs which are made herein under Part I, Item 1. Business - "Rate Matters and Regulation" and in the discussion of Texas jurisdictional matters set forth in Note 2 to GSU's Financial Statements and Note 2 to Entergy Corporation and Subsidiaries' Consolidated Financial Statements appearing as Item 8. of Part II of this Form 10-K, which Statements have been prepared or reviewed by us (Sandlin Associates). We also consent to the incorporation by reference in the registration statements of GSU on Form S-3 and Form S-8 (File Numbers 2-76551, 2-98011, 33-49739 and 33-51181) of such reference and Statements.


                                        /s/ Sandlin Associates
                                        Management Consultants

                                        SANDLIN ASSOCIATES
                                        Management Consultants

Pasco, Washington
March 14, 1994

                                                       EXHIBIT 23(f)


                          CONSENT OF EXPERTS


     We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into Louisiana Power & Light Company's ("LP&L") Registration Statements (Form S-3, File Nos. 33-46085, 33-39221 and 33-50937) and the related
Prospectuses, pertaining to LP&L's First Mortgage Bonds and Preferred Stock, and into New Orleans Public Service Inc.'s ("NOPSI") Registration Statement (Form S-3, File No. 33-57926) and the related Prospectus pertaining to NOPSI's General and Refunding Mortgage Bonds.

                                        Very truly yours,

                                        /s/ Monroe & Lemann

                                        MONROE & LEMANN

Date:  March 14, 1994

                                                       EXHIBIT 23(g)


                          CONSENT OF EXPERTS


     We consent to the reference to our firm under the heading "Experts" in this Annual Report on Form 10-K. We further consent to the incorporation by reference of such reference to our firm into System Energy Resources, Inc.'s (System Energy) Registration Statement on Form S-3 (File No. 33-47662) and the related prospectus pertaining to System Energy's First Mortgage Bonds, and into Mississippi Power & Light Company's ("MP&L") Registration Statements on Form S-3 (File Nos. 33-53004, 33-55826 and 33-50507) and the related prospectuses pertaining to MP&L's Preferred Stock and General and Refunding Mortgage Bonds.

                                        Very truly yours,


                                        WISE CARTER CHILD & CARAWAY
                                        Professional Association

                                        By   /s/ Robert B. McGehee

Date:  March 14, 1994

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and the Board of Directors of Entergy Corporation

     We have audited the consolidated financial statements of Entergy Corporation and subsidiaries and the financial statements of Arkansas Power & Light Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our reports thereon dated February 11, 1994, which report as to Entergy Corporation includes explanatory paragraphs as to uncertainties because of certain regulatory and litigation matters, and which report as to System Energy Resources, Inc. includes an explanatory paragraph as to an uncertainty resulting from a regulatory proceeding; such reports are included elsewhere in this Form 10-K.
Our audits also included the financial statement schedules of these companies, listed in Item 14(a)2. These financial statement schedules are the responsibility of the companies' managements. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Gulf States Utilities Company (a consolidated subsidiary of Entergy Corporation acquired on December 31, 1993), which statements reflect total assets constituting 31% of consolidated total assets at December 31, 1993. Those statements were audited by other auditors whose report (which included explanatory paragraphs regarding uncertainties because of certain regulatory and litigation matters) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf States Utilities Company, is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

DELOITTE & TOUCHE
New Orleans, Louisiana
February 11, 1994

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and the Board of Directors of Gulf States Utilities Company

     Our report on the financial statements of Gulf States Utilities Company, which includes explanatory paragraphs related to rate-related contingencies, legal proceedings and changes in accounting is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules of Gulf States Utilities Company included in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand

Coopers & Lybrand
Houston, Texas
February 11, 1994

                   INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule

III     Financial Statements of Entergy Corporation:
          Balance Sheets, December 31, 1993 and 1992
          Statements of Income - For the Years Ended December 31, 1993,
           1992 and 1991
          Statements of Retained Earnings and Paid-In Capital - For the Years
           Ended December 31, 1993, 1992 and 1991
          Statements of Cash Flows - For the Years Ended December 31, 1993,
           1992 and 1991

V       Utility Plant
          1993, 1992 and 1991:
            Entergy Corporation and Subsidiaries
            Arkansas Power & Light Company
            Gulf States Utilities Company
            Louisiana Power & Light Company
            Mississippi Power & Light Company
            New Orleans Public Service Inc.
            System Energy Resources, Inc.

VI      Accumulated Depreciation and Amortization of Property
          1993, 1992 and 1991:
            Entergy Corporation and Subsidiaries
            Arkansas Power & Light Company
            Gulf States Utilities Company
            Louisiana Power & Light Company
            Mississippi Power & Light Company
            New Orleans Public Service Inc.
            System Energy Resources, Inc.

VIII    Valuation and Qualifying Accounts
          1993, 1992 and 1991:
            Entergy Corporation and Subsidiaries
            Arkansas Power & Light Company
            Gulf States Utilities Company
            Louisiana Power & Light Company
            Mississippi Power & Light Company
            New Orleans Public Service Inc.

X       Supplementary Income Statement Information
          1993, 1992 and 1991:
            Entergy Corporation and Subsidiaries
            Arkansas Power & Light Company
            Gulf States Utilities Company
            Louisiana Power & Light Company
            Mississippi Power & Light Company
            New Orleans Public Service Inc.
            System Energy Resources, Inc.


     Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

     Columns have been omitted from schedules filed because the information is not applicable.


                           ENTERGY CORPORATION

      SCHEDULE III - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                              BALANCE SHEETS


                                                                    December 31,
                                                             ---------------------------
                                                                1993             1992
                                                             ----------       ----------
                                                                    (In Thousands)
                        ASSETS

Construction work in progress                                   $22,861                -
                                                             ----------       ----------
Investment in Wholly-owned Subsidiaries                       6,449,165       $4,153,966
                                                             ----------       ----------
Current Assets:
  Cash equivalents:
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                    100,401            9,225
        Other                                                    52,150          110,481
                                                             ----------       ----------
           Total cash equivalents                               152,551          119,706
  Other temporary investments                                         -           17,012
  Accounts receivable:
    Associated companies                                          3,086            2,805
    Other                                                         2,467            2,179
  Interest receivable                                             1,073              560
  Other                                                           1,166              481
                                                             ----------       ----------
           Total                                                160,343          142,743
                                                             ----------       ----------
Deferred Debits                                                  93,479           32,387
                                                             ----------       ----------
           TOTAL                                             $6,725,848       $4,329,096
                                                             ==========       ==========

            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, $.01 par value in 1993 and $5 par
    value in 1992: authorized 500,000,000 shares;
    issued and outstanding  231,219,737 shares in
    1993; issued 175,137,392 shares in 1992                      $2,312         $875,687
  Paid-in capital                                             4,223,682        1,327,589
  Retained earnings                                           2,310,082        2,062,188
  Less cost of treasury stock (1,943 shares in 1992)                  -               54
                                                             ----------       ----------
           Total common shareholders' equity                  6,536,076        4,265,410
                                                             ----------       ----------
Current Liabilities:
  Notes payable                                                  43,000                -
  Accounts payable:
    Associated companies                                          7,556            7,006
    Other                                                        10,069            9,252
  Other current liabilities                                       1,849              633
                                                             ----------       ----------
           Total                                                 62,474           16,891
                                                             ----------       ----------
Deferred Credits and Noncurrent Liabilities                     127,298           46,795
                                                             ----------       ----------
           Total                                             $6,725,848       $4,329,096
                                                             ==========       ==========

Entergy Corporation and Subsidiaries Notes to Consolidated Financial Statements in
Part II, Item 8 are incorporated herin by reference.


                             ENTERGY CORPORATION

             SCHEDULE III - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                            STATEMENTS OF INCOME

                                                                    For the Years Ended December 31,
                                                             ----------------------------------------------
                                                               1993              1992                1991
                                                             --------          --------            --------
                                                                            (In Thousands)

Income:
  Equity in income of subsidiaries                           $557,681          $454,947            $471,250
  Interest on temporary investments                            18,520            20,011              39,664
                                                             --------          --------            --------
        Total                                                 576,201           474,958             510,914
                                                             --------          --------            --------

Expenses and Other Deductions:
  Administrative and general expenses                          25,129            32,412              27,422
  Income taxes                                                  3,587             4,734                  93
  Taxes other than income (credit)                              (696)               167               1,156
  Interest (credit)                                           (3,749)                 8                 211
                                                             --------          --------            --------
        Total                                                  24,271            37,321              28,882
                                                             --------          --------            --------
Net Income                                                   $551,930          $437,637            $482,032
                                                             ========          ========            ========


Entergy Corporation and Subsidiaries Notes to Connsolidated Financial Statements in Part II,
Item 8 are incorporated herein by reference.



                                ENTERGY CORPORATION

               SCHEDULE III - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                   STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                                  For The Year Ended December 31,
                                                             ----------------------------------------
                                                                 1993            1992         1991
                                                             ----------      ----------    ----------
                                                                            (In Thousands)
Retained Earnings, January 1                                 $2,062,188      $1,943,298    $1,775,000
Add - Net income                                                551,930         437,637       482,032
                                                             ----------      ----------    ----------
        Total                                                 2,614,118       2,380,935     2,257,032
                                                             ----------      ----------    ----------
Deduct:
  Dividends declared on common stock                            288,342         255,479       228,555
  Common stock retirements                                       13,906          59,187        80,009
  Capital stock and other expenses                                1,788           4,081         5,170
                                                             ----------      ----------    ----------
      Total                                                     304,036         318,747       313,734
                                                             ----------      ----------    ----------
Retained Earnings, December 31                               $2,310,082      $2,062,188    $1,943,298
                                                             ==========      ==========    ==========


Paid-in Capital, January 1                                   $1,327,589      $1,357,883    $1,408,640
Add:
  Gain (loss) on reacquisition of
   subsidiaries' preferred stock                                   (20)         (1,323)            35
  Issuance of 56,667,726 shares of common
   stock in the merger with GSU                               2,027,325               -             -
  Issuance of 174,552,011 shares of common
   stock at $.01 par value net of the
   retirement of 174,552,011 shares of
   common stock at $5.00 par value                              871,015               -             -
                                                             ----------      ----------    ----------
      Total                                                   4,225,909       1,356,560     1,408,675
                                                             ----------      ----------    ----------
Deduct:
  Common stock retirements                                        4,389          28,127        49,391
  Capital stock discounts and other expenses                    (2,162)             844         1,401
                                                             ----------      ----------    ----------
      Total                                                       2,227          28,971        50,792
                                                             ----------      ----------    ----------
Paid-in Capital, December 31                                 $4,223,682      $1,327,589    $1,357,883
                                                             ==========      ==========    ==========


Entergy Corporation and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8 are incorporated herein by reference.






                                 ENTERGY CORPORATION

              SCHEDULE III - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                              STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31,
                                                               -----------------------------------------
                                                                   1993          1992             1991
                                                               ----------      --------         --------
                                                                            (In Thousands)

Operating Activities:
  Net income                                                     $551,930      $437,637         $482,032
  Noncash items included in net income:
      Equity in earnings of subsidiaries                         (557,681)     (454,947)        (471,250)
      Deferred income taxes                                         3,771         3,146           (3,146)
  Changes in working capital:
      Receivables                                                  (1,082)        2,875            6,812
      Payables                                                      1,367       (26,241)           1,099
      Other working capital accounts                                  531        16,034          (1,368)
  Common stock dividends received from subsidiaries               686,700       487,854          231,537
  Other                                                           (20,938)      (15,012)          (4,259)
                                                               ----------      --------         --------
      Net cash flow provided by operating activities              664,598       451,346          241,457
                                                               ----------      --------         --------
Investing Activities:
  Merger with GSU - cash paid                                    (250,000)            -                -
  Investment in subsidiaries                                      (86,221)      (79,228)        (114,650)
  Capital expenditures                                            (22,861)            -                -
  Decrease in other temporary investments                          17,012       114,651           25,355
  Advance to subsidiary                                           (24,642)      (12,005)         (24,163)
                                                               ----------      --------         --------
      Net cash flow provided by (used in) investing activities   (366,712)       23,418         (113,458)
                                                               ----------      --------         --------
Financing Activities:
  Changes in short-term borrowings                                 43,000             -                -
  Common stock dividends paid                                    (287,483)     (256,117)        (228,816)
  Retirement of common stock                                      (20,558)     (105,673)        (161,640)
                                                               ----------      --------         --------
      Net cash flow used in financing activities                 (265,041)     (361,790)        (390,456)
                                                               ----------      --------         --------
Net increase (decrease) in cash and cash equivalents               32,845       112,974         (262,457)

Cash and cash equivalents at beginning of period                  119,706         6,732          269,189
                                                               ----------      --------         --------
Cash and cash equivalents at end of period                       $152,551      $119,706           $6,732
                                                               ==========      ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing and financing activities:
   Merger with GSU-Common stock issued                         $2,031,101             -                -


Entergy Corporation and Subsidiaries Notes to Consolidated Financial Statements in Part II, Item 8 are incorporated herein by reference.

                                        ENTERGY CORPORATION AND SUBSIDIARIES

                                               SCHEDULE V - UTILITY PLANT
                                              Year Ended December 31, 1993
                                                      (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------
                  Column A                       Column B     Column C     Column D      Column E     Column F      Column G
                                                                                          Other
                                                                                         Changes-
                                                Balance at                                Debits                    Balance
               Classification                   Beginning    Additions   Retirements    (Credits)    Acquisition     at End
                  (Note 4)                      of Period     at Cost      or Sales    (Notes 2-3)     of GSU      of Period
- -----------------------------------------------------------------------------------------------------------------------------
Electric Utility Plant:
    Intangible                                     $90,813     $16,678       $22,847      $(19,105)           -       $65,539
    Production (Note 3)                          9,033,191      84,114        23,939        20,023   $4,571,911    13,685,300
    Transmission                                 1,401,286      22,304         3,054           (19)     833,730     2,254,247
    Distribution                                 2,810,941     154,953        28,062           (10)   1,083,628     4,021,450
    General                                        474,652      48,682         2,393           (52)     123,415       644,304
    Leased to others                                 5,144           -             -             -            -         5,144
    Leased from others (Note 1)                    662,400         773           149             -       86,039       749,063
    Plant and Property held for future use          48,814           -         1,053           (16)     156,724       204,469
    Plant In Service-CWIP in rate base                   -           -             -             -     (14,786)      (14,786)
    Louisiana regulatory asset                           -           -             -             -       71,367        71,367

Natural Gas:
    Intangible                                         377          69             -             -            -           446
    Transmission                                     6,504         409             1             -            -         6,912
    Distribution                                    97,324       3,264           489             -       41,454       141,553
    General                                          6,194          15             -             -        1,332         7,541

Steam Products Plant:
    Production                                           -           -             -             -       70,615        70,615
    Distribution                                         -           -             -             -        4,811         4,811
    General                                              -           -             -             -          263           263
Construction work in progress                      309,552     179,425         5,672          (273)      50,080       533,112
Nuclear fuel                                       254,299     242,259       244,193             -       94,828       347,193
Plant acquisition adjustments                        1,133           -             -           (85)     380,117       381,165
                                               -----------    --------      --------      --------   ----------   -----------
       Total Utility Plant                     $15,202,624    $752,945      $331,852          $463   $7,555,528   $23,179,708
                                               ===========    ========      ========      ========   ==========   ===========
___________
Notes:

(1) Includes amounts associated with the Grand Gulf 1 and Waterford 3 sale and leaseback transactions.

(2) Transfers among functional groups of accounts                                                                         $31
                                                                                                                  ===========
(3) Amortization of plant acquisition adjustments                                                                        $(85)
    Transfers to non-utility plant                                                                                    (12,232)
    Transfers to preliminary survey and investigation charges                                                            (273)
    Transfers to construction work in progress                                                                            (19)
    Transfers to electric utility plant - production                                                                   13,072
                                                                                                                  -----------
           Total                                                                                                         $463
                                                                                                                  ===========
(4) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximated 3% in 1993.



                                              ENTERGY CORPORATION AND SUBSIDIARIES

                                                    SCHEDULE V - UTILITY PLANT
                                                   Year Ended December 31, 1992
                                                           (In Thousands)
- ------------------------------------------------------------------------------------------------------------------------
                      Column A                           Column B     Column C     Column D       Column E     Column F
                                                                                                   Other
                                                                                                  Changes-
                                                        Balance at                Retirements      Debits       Balance
                   Classification                        Beginning    Additions     or Sales     (Credits)      at End
                      (Note 4)                           of Period     at Cost    (Notes 5-6)   (Notes 2-3)    of Period
- ------------------------------------------------------------------------------------------------------------------------
Electric Utility Plant:
    Intangible                                              $66,118     $24,339         $(234)         $122      $90,813
    Production                                            8,955,524     129,225        51,547           (11)   9,033,191
    Transmission                                          1,363,773      46,623         9,076           (34)   1,401,286
    Distribution                                          2,715,057     165,786        69,887           (15)   2,810,941
    General                                                 295,033      47,921        19,464       151,162      474,652
    Leased to others                                          5,144           -             -             -        5,144
    Leased from others (Note 1)                             662,150       3,822         3,572             -      662,400
    Plant held for future use                                47,842           2         3,315         4,285       48,814

Natural Gas:
    Intangible                                                  377           -             -             -          377
    Transmission                                              6,488          16             -             -        6,504
    Distribution                                             92,465       5,149           290             -       97,324
    General                                                   5,630         569             5             -        6,194
Construction work in progress                               305,916       3,649             -           (13)     309,552
Nuclear fuel                                                290,136      86,457       120,172        (2,122)     254,299
Plant acquisition adjustments                                 1,367           -             -          (234)       1,133
                                                        -----------    --------      --------      --------  -----------
       Total Utility Plant                              $14,813,020    $513,558      $277,094      $153,140  $15,202,624
                                                        ===========    ========      ========      ========  ===========
___________
Notes:

(1) Includes amounts associated with the Grand Gulf 1 and Waterford 3 sale and leaseback transactions.

(2) Transfers among functional groups of accounts                                                                  $164

(3) Amortization of plant acquisition adjustments                                                                 $(234)
    Transfers of service companies' property to electric utility plant - general                                151,221
    from other property
    Transfers to construction work in progress                                                                      191
    Transfers to non-utility plant                                                                                  (21)
    Transfers to preliminary survey and investigation charges                                                      (205)
    Refund of state sales tax and related interest paid under protest                                            (2,122)
    FERC Complaint Case Settlement                                                                                4,310
                                                                                                             ----------
      Total                                                                                                    $153,140

(4) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximated 3.0% in 1992.

(5) Transfers to Entergy Services from General Plant                                                               $183
                                                                                                             ==========
(6) Sales of Missouri property                                                                                  $52,783
                                                                                                             ==========


                                             ENTERGY CORPORATION AND SUBSIDIARIES

                                                   SCHEDULE V - UTILITY PLANT
                                                  Year Ended December 31, 1991
                                                         (In Thousands)
- ------------------------------------------------------------------------------------------------------------------------
                      Column A                           Column B     Column C      Column D      Column E     Column F
                                                                                                   Other
                                                                                                  Changes-
                                                        Balance at                                 Debits      Balance
                   Classification                        Beginning    Additions    Retirements    (Credits)     at End
                      (Note 4)                           of Period     at Cost       or Sales    (Notes 2-3)   of Period
- ------------------------------------------------------------------------------------------------------------------------

Electric Utility Plant:
    Intangible                                              $48,362     $17,996          $240             -       $66,118
    Production                                            8,900,671      96,732        26,249      $(15,630)    8,955,524
    Transmission                                          1,290,481      75,112         1,794           (26)    1,363,773
    Distribution                                          2,577,101     160,656        22,703             3     2,715,057
    General                                                 288,044      27,688         8,925       (11,774)      295,033
    Leased to others                                          5,144           -             -             -         5,144
    Leased from others (Note 1)                             660,291       2,798           939             -       662,150
    Plant held for future use                                39,426       1,053           365         7,728        47,842

Natural Gas:
    Intangible                                                  141         236             -             -           377
    Transmission                                              6,500        (12)             -             -         6,488
    Distribution                                             88,435       4,326           296             -        92,465
    General                                                   6,078       (316)           132             -         5,630
Construction work in progress                               305,888       3,721             -        (3,693)      305,916
Nuclear fuel                                                373,016     124,717       208,547           950       290,136
Plant acquisition adjustments                                 1,763           -             -          (396)        1,367
                                                        -----------    --------      --------      --------   -----------
       Total Utility Plant                              $14,591,341    $514,707      $270,190      $(22,838)  $14,813,020
                                                        ===========    ========      ========      ========   ===========
___________
Notes:

(1) Includes amounts associated with the Grand Gulf 1 and Waterford 3 sale and leaseback transactions.

(2) Transfers among functional groups of accounts                                                                 $15,802
                                                                                                              ===========

(3) Amortization of plant acquisition adjustments                                                                   $(396)
    Transfers to preliminary survey and investigation charges                                                      (3,693)
    State sales tax and related interest paid under protest                                                           950
    FERC Complaint Case Settlement                                                                                  7,694
    Lease reclassification                                                                                        (27,393)
                                                                                                              -----------
       Total                                                                                                     $(22,838)
                                                                                                              ===========
(4) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximated 3.0% in 1991.



                                                          ARKANSAS POWER & LIGHT COMPANY

                                                            SCHEDULE V - UTILITY PLANT
                                                  Years Ended December 31, 1993, 1992 and 1991
                                                                   (In Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                     Column A                            Column B     Column C      Column D      Column E    Column F
                                                                                                   Other
                                                                                                  Changes-
                                                        Balance at                Retirements      Debits      Balance
                   Classification                        Beginning   Additions      or Sales     (Credits)     at End
                      (Note 3)                           of Period    at Cost      (Note 2)      (Notes 1)    of Period
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Electric Utility Plant:
    Intangible                                             $88,233     $14,687       $22,847      $(19,105)      $60,968
    Production                                           2,131,637      48,661         8,380         6,952     2,178,870
    Transmission                                           644,321      10,032         1,091             -       653,262
    Distribution                                         1,081,852      63,222        12,263             -     1,132,811
    General                                                117,244      11,423           870           (79)      127,718
    Plant held for future use                                6,605           -             -             -         6,605
  Construction work in progress                            174,909      22,096             -             -       197,005
  Nuclear fuel                                             102,435      50,299        59,128             -        93,606
  Plant acquisition adjustments                                298           -             -           (38)          260
                                                        ----------    --------      --------      --------    ----------
       Total Utility Plant                              $4,347,534    $220,420      $104,579      $(12,270)   $4,451,105
                                                        ==========    ========      ========      ========    ==========

Year Ended December 31, 1992
  Electric Utility Plant:
    Intangible                                             $64,948     $23,290            $5             -       $88,233
    Production                                           2,098,632      37,531         4,526             -     2,131,637
    Transmission                                           636,928      15,519         8,126             -       644,321
    Distribution                                         1,079,660      56,856        54,664             -     1,081,852
    General                                                116,611       7,749         7,116             -       117,244
    Plant held for future use                                6,625           2             -          $(22)        6,605
  Construction work in progress                            139,773      35,136             -             -       174,909
  Nuclear fuel                                             121,689      36,624        55,878             -       102,435
  Plant acquisition adjustments                                340           -             -           (42)          298
                                                        ----------    --------      --------      --------    ----------
       Total Utility Plant                              $4,265,206    $212,707      $130,315          $(64)   $4,347,534
                                                        ==========    ========      ========      ========    ==========
Year Ended December 31, 1991
  Electric Utility Plant:
    Intangible                                             $47,007     $17,941             -             -       $64,948
    Production                                           2,060,032      45,319        $6,719             -     2,098,632
    Transmission                                           625,244      12,214           530             -       636,928
    Distribution                                         1,022,421      66,419         9,180             -     1,079,660
    General                                                130,685       6,490         2,926      $(17,638)      116,611
    Plant held for future use                                6,625           -             -             -         6,625
  Construction work in progress                            138,185       1,588             -             -       139,773
  Nuclear fuel                                             151,793      34,883        64,987             -       121,689
  Plant acquisition adjustments                                387           -             -           (47)          340
                                                        ----------    --------      --------      --------    ----------
       Total Utility Plant                              $4,182,379    $184,854       $84,342      $(17,685)   $4,265,206
                                                        ==========    ========      ========      ========    ==========
___________
Notes:                                                                                 1993          1992        1991
                                                                                       ----          ----        ----

(1) Amortization of plant acquisition adjustments                                       $(38)         $(42)         $(47)
    Transfers to non-utility plant                                                   (12,232)          (22)            -
    Lease reclassifications                                                                -             -       (17,638)
                                                                                    --------      --------    ----------

         Total                                                                      $(12,270)         $(64)     $(17,685)
                                                                                    ========      ========    ==========
(2) Includes amounts associated with:
    Transfer to Entergy Services from General Plant                                        -          $183        $2,808
    Sale of Missouri Property                                                              -        52,783             -
                                                                                    --------      --------    ----------
         Total                                                                             -       $52,966        $2,808
                                                                                    ========      ========    ==========

(3) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximated 3.4% in 1993, 1992, and 1991.



                                                            GULF STATES UTILITIES COMPANY

                                                              SCHEDULE V - UTILITY PLANT
                                                   Years Ended December 31, 1993, 1992 and 1991
                                                                     (In Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                    Column A                             Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                Changes -
                                                        Balance at   Additions   Retirements      Debits    Balance at
                   Classification                        Beginning    at Cost      or Sales     (Credits)     End of
                      (Note 5)                           of Period    (Note 1)     (Note 2)      (Note 3)     Period
- -----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
  Electric Utility Plant:
    Production                                          $4,582,874      $7,354       $18,287          $(30)  $4,571,911
    Transmission                                           821,013      13,214           799           302      833,730
    Distribution                                         1,034,708      64,318        15,091          (307)   1,083,628
    General                                                118,184       5,867           639             3      123,415
    Capital leases                                          87,214         911         2,086             -       86,039
    Property held for future use                           156,657          67             -             -      156,724
    Plant In Service-CWIP in rate base                     (14,786)          -             -             -      (14,786)
    Louisiana regulatory asset                              71,367           -             -             -       71,367
  Natural Gas Utility Plant:
    Distribution                                            39,994       1,501            41             -       41,454
    General                                                  1,166         211            45             -        1,332
  Steam Products Plant:
    Production                                              67,209       4,145           739             -       70,615
    Distribution                                             4,818           1             8             -        4,811
    General                                                    265           -             2             -          263
  Construction work in progress                             32,305      17,775             -             -       50,080
  Nuclear fuel                                             106,565      19,261        30,998             -       94,828
                                                        ----------    --------       -------          ----   ----------
       Total Utility Plant                              $7,109,553    $134,625       $68,735          $(32)  $7,175,411
                                                        ==========    ========       =======          ====   ==========
Year ended December 31, 1992
  Electric Utility Plant:
    Production                                          $4,610,743     $33,232       $61,130           $29   $4,582,874
    Transmission                                           807,025      12,260         1,546         3,274      821,013
    Distribution                                           998,406      47,281         7,698        (3,281)   1,034,708
    General                                                113,210       5,624           636           (14)     118,184
    Capital leases                                          19,012      68,948           746             -       87,214
    Property held for future use                           157,293          (9)          630             3      156,657
    Plant In Service-CWIP in rate base                     (14,786)          -             -             -      (14,786)
    Louisiana regulatory asset                              71,367           -             -             -       71,367
  Natural Gas Utility Plant:
    Distribution                                            39,027       1,136           169             -       39,994
    General                                                  1,062         112             8             -        1,166
  Steam Products Plant:
    Production                                              66,414         804             9             -       67,209
    Distribution                                             4,729          89             -             -        4,818
    General                                                    265           1             1             -          265
  Construction work in progress                             36,538      (4,233)            -             -       32,305
  Nuclear fuel                                             107,071      18,074        18,580             -      106,565
                                                        ----------    --------       -------          ----   ----------
       Total Utility Plant                              $7,017,376    $183,319       $91,153           $11   $7,109,553
                                                        ==========    ========       =======          ====   ==========

                                                         GULF STATES UTILITIES COMPANY

                                                           SCHEDULE V - UTILITY PLANT
                                                                     (Continued)
                                                   Years Ended December 31, 1993, 1992 and 1991
                                                                    (In Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                     Column A                            Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                Changes -
                                                        Balance at   Additions   Retirements      Debits    Balance at
                   Classification                        Beginning    at Cost      or Sales     (Credits)     End of
                      (Note 5)                           of Period    (Note 1)     (Note 2)      (Note 3)     Period
- -----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1991
  Electric Utility Plant:
    Production                                          $4,600,833     $11,095        $1,122         $ (63)  $4,610,743
    Transmission                                           794,872      13,673         3,762         2,242      807,025
    Distribution                                           964,420      46,099         9,866        (2,247)     998,406
    General                                                108,463       4,987           259            19      113,210
    Capital leases                                          19,423           -           411             -       19,012
    Plant purchased or sold                                      -           -             -             -            -
    Property held for future use                           157,449        (156)            1             1      157,293
    Plant In Service-CWIP in rate base                     (14,648)       (138)            -             -      (14,786)
    Louisiana regulatory asset (Note 4)                          -           -             -        71,367       71,367
  Natural Gas Utility Plant:
    Distribution                                            38,522         593            88             -       39,027
    General                                                    970          97             5             -        1,062
  Steam Products Plant:
    Production                                              66,313         333           294            62       66,414
    Distribution                                             4,722           -             -             7        4,729
    General                                                    262           5             2             -          265
  Construction work in progress                             24,576      11,962             -             -       36,538
    Nuclear fuel                                           135,285      13,958        42,172             -      107,071
                                                        ----------    --------       -------       -------   ----------
       Total Utility Plant                              $6,901,462    $102,508       $57,982       $71,388   $7,017,376
                                                        ==========    ========       =======       =======   ==========

___________
Notes:

(1) Additions at cost, as detailed in Column C, consist primarily of construction expenditures, net of amounts transferred to plant-in-service, and expenditures for ordinary extensions and improvements of GSU's transmission and distribution system.

(2) In 1992, GSU changed its accounting procedures to include in inventory, power plant materials and supplies previously expensed or capitalized as plant in service.  The effect of the change was to decrease amounts previously capitalized as plant in service by $35.7 million.

(3) Represents various transfers between functional accounts.

(4) In accordance with a rate order in Louisiana effective March 1, 1991, the LPSC required GSU to modify its treatment of certain flow through benefits related to Allowance for Funds Used During
    Construction recorded on capital expenditures prior to 1986.  Accordingly, GSU increased utility plant by $71.4 million, increased accumulated depreciation by $8.4 million and increased the  balance of accumulated deferred income taxes by $63 million.

(5) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximated 2.7% in 1993, 1992, and 1991.


                                                       LOUISIANA POWER & LIGHT COMPANY

                                                          SCHEDULE V - UTILITY PLANT
                                                  Years Ended December 31, 1993, 1992 and 1991
                                                                 (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------
                     Column A                           Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                 Changes-
                                                        Balance at                                Debits      Balance
                   Classification                        Beginning   Additions   Retirements    (Credits)     at End
                      (Note 4)                           of Period    at Cost      or Sales    (Notes 1-2)   of Period
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Electric Utility Plant:
    Intangible                                              $2,222        $968             -              -       $3,190
    Production                                           3,004,940      20,533       $11,903            $(1)   3,013,569
    Transmission                                           367,794       8,994         1,675            (15)     375,098
    Distribution                                         1,105,360      56,547        10,437            (11)   1,151,459
    General                                                 91,834       6,615         1,029             27       97,447
    Leased to others                                         5,144           -             -              -        5,144
    Leased from others (Note 3)                            225,083           -             -              -      225,083
    Plant held for future use                                  114           -             -              -          114
  Construction work in progress                             67,535      66,274             -           (273)     133,536
  Nuclear fuel                                              66,627      27,894        29,323              -       65,198
  Plant acquisition adjustments                                  2           -             -             (2)           -
                                                        ----------    --------       -------          -----   ----------
       Total Utility Plant                              $4,936,655    $187,825       $54,367          $(275)  $5,069,838
                                                        ==========    ========       =======          =====   ==========
Year Ended December 31, 1992
  Electric Utility Plant:
    Intangible                                                $811      $1,050         ($239)          $122       $2,222
    Production                                           2,957,433      57,501         9,984            (10)   3,004,940
    Transmission                                           349,237      19,233           657            (19)     367,794
    Distribution                                         1,044,647      70,204         9,458            (33)   1,105,360
    General                                                 74,513      25,240         7,859            (60)      91,834
    Leased to others                                         5,144           -             -              -        5,144
    Leased from others (Note 3)                            223,740       1,343             -              -      225,083
    Plant held for future use                                  114           -             -              -          114
  Construction Work in Progress                             93,954     (26,214)            -           (205)      67,535
  Nuclear Fuel                                              64,022      38,540        33,813         (2,122)      66,627
  Plant Acquisition Adjustments                                 12           -             -            (10)           2
                                                        ----------    --------       -------        -------   ----------
       Total Utility Plant                              $4,813,627    $186,897       $61,532        $(2,337)  $4,936,655
                                                        ==========    ========       =======        =======   ==========



                                                       LOUISIANA POWER & LIGHT COMPANY

                                                          SCHEDULE V - UTILITY PLANT
                                                                 (Continued)
                                                 Years Ended December 31, 1993, 1992 and 1991
                                                                (In Thousands)

- ------------------------------------------------------------------------------------------------------------------------
                      Column A                           Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                 Changes-
                                                        Balance at                                Debits      Balance
                   Classification                        Beginning   Additions   Retirements    (Credits)     at End
                      (Note 4)                           of Period    at Cost      or Sales    (Notes 1-2)   of Period
- ------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1991
  Electric Utility Plant:
    Intangible                                              $1,034         $17          $240             -          $811
    Production                                           2,930,598      32,330         5,465          $(30)    2,957,433
    Transmission                                           322,982      26,740           493             8       349,237
    Distribution                                           986,725      66,072         8,153             3     1,044,647
    General                                                 69,240      12,121           683        (6,165)       74,513
    Leased to others                                         5,144           -             -             -         5,144
    Leased from others (Note 3)                            221,792       1,948             -             -       223,740
    Plant held for future use                                  114           -             -             -           114
  Construction work in progress                            101,752     (4,105)             -        (3,693)       93,954
  Nuclear fuel                                              86,869       8,556        32,353           950        64,022
  Plant acquisition adjustments                                179           -             -          (167)           12
                                                        ----------    --------       -------       -------    ----------
       Total Utility Plant                              $4,726,429    $143,679       $47,387       $(9,094)   $4,813,627
                                                        ==========    ========       =======       =======    ==========
___________
Notes:                                                                                1993          1992        1991
                                                                                      ----          ----        ----

(1) Transfers among functional groups of accounts                                        $27          $122           $30
                                                                                     =======       =======    ==========

(2) Amortization of plant acquisition adjustments                                        $(2)         $(10)        $(167)
    Transfers to preliminary survey and investigation charges                           (273)         (205)       (3,693)
    State sales tax and related interest paid under
    protest (refunded)                                                                     -        (2,122)          950
    Lease reclassifications                                                                -             -        (6,184)
                                                                                     -------       -------    ----------
           Total                                                                       $(275)      $(2,337)      $(9,094)
                                                                                     =======       =======    ==========
(3) Includes amounts associated with the portion of Waterford 3 placed under lease

(4) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximated 2.9% in 1993, 1992, and 1991.


                                                      MISSISSIPPI POWER & LIGHT COMPANY

                                                           SCHEDULE V - UTILITY PLANT
                                                 Years Ended December 31, 1993, 1992 and 1991
                                                                 (In Thousands)

- ------------------------------------------------------------------------------------------------------------------------
                       Column A                           Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                 Changes-
                                                        Balance at                                Debits      Balance
                   Classification                        Beginning   Additions   Retirements    (Credits)     at End
                      (Note 3)                           of Period    at Cost      or Sales    (Notes 1-2)   of Period
- ------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Electric Utility Plant:
    Intangible                                                   -        $475             -             -          $475
    Production                                            $562,883         114          $100             -      $562,897
    Transmission                                           336,677       2,874           288           $(4)      339,259
    Distribution                                           392,523      25,006         4,196             1       413,334
    General                                                 70,189       2,472           494             -        72,167
    Plant held for future use                                2,147           -         1,053             3         1,097
  Construction work in progress                             25,879      36,820             -             -        62,699
  Plant acquisition adjustments                                 45           -             -           (45)            -
                                                        ----------     -------       -------      --------    ----------
       Total Utility Plant                              $1,390,343     $67,761        $6,131          $(45)   $1,451,928
                                                        ==========     =======       =======      ========    ==========
Year Ended December 31, 1992
  Electric Utility Plant:
    Production                                            $559,732      $3,442          $290           $(1)     $562,883
    Transmission                                           325,783      11,132           251            13       336,677
    Distribution                                           368,577      28,188         4,232           (10)      392,523
    General                                                 67,482       6,649         3,943             1        70,189
    Plant held for future use                                5,465           -         3,315            (3)        2,147
  Construction work in progress                             21,219       4,660             -             -        25,879
  Plant acquisition adjustments                                227           -             -          (182)           45
                                                        ----------     -------       -------      --------    ----------
       Total Utility Plant                              $1,348,485     $54,071       $12,031         $(182)   $1,390,343
                                                        ==========     =======       =======      ========    ==========
Year Ended December 31, 1991
  Electric Utility Plant:
    Production                                            $572,338      $3,279          $216      $(15,669)     $559,732
    Transmission                                           293,788      32,771           742           (34)      325,783
    Distribution                                           352,449      20,408         4,280             -       368,577
    General                                                 51,323       9,272         5,211        12,098        67,482
    Plant held for future use                                4,743       1,053           365            34         5,465
  Construction work in progress                             25,412     (4,193)             -             -        21,219
  Plant acquisition adjustments                                409           -             -          (182)          227
                                                        ----------     -------       -------      --------    ----------
       Total Utility Plant                              $1,300,462     $62,590       $10,814       $(3,753)   $1,348,485
                                                        ==========     =======       =======      ========    ==========

___________
Notes:                                                                                 1993          1992        1991
                                                                                       ----          ----        ----

(1) Transfers among functional groups of accounts                                         $4           $14       $15,703
                                                                                     =======      ========    ==========
(2) Amortization of plant acquisition adjustments                                       $(45)        $(182)        $(182)
    Lease reclassifications                                                                -             -        (3,571)
                                                                                     -------      --------    ----------
           Total                                                                        $(45)        $(182)      $(3,753)
                                                                                     =======      ========    ==========

(3) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.  Depreciation provisions on average depreciable property approximated 2.4%, 2.5%, and 2.4% in 1993, 1992, and
    1991, respectively.



                                                        NEW ORLEANS PUBLIC SERVICE INC.

                                                           SCHEDULE V - UTILITY PLANT
                                                  Years Ended December 31, 1993, 1992 and 1991
                                                                  (In Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                      Column A                           Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                 Changes-
                                                        Balance at                                Debits      Balance
                   Classification                        Beginning   Additions   Retirements    (Credits)     at End
                      (Note 2)                           of Period    at Cost      or Sales      (Note 1)    of Period
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Electric Utility Plant:
    Intangible                                                   -        $548             -             -         $548
    Production                                            $128,283         481           $74             -      128,690
    Transmission                                            50,467         404             -             -       50,871
    Distribution                                           231,208      10,179         1,166             -      240,221
    General                                                 32,842         285             -             -       33,127
    Plant held for future use                               23,519           -             -             -       23,519
  Natural Gas:
    Intangible                                                 377          69             -             -          446
    Transmission                                             6,504         409             1             -        6,912
    Distribution                                            97,324       3,264           489             -      100,099
    General                                                  6,194          15             -             -        6,209
  Construction work in progress                              6,906       8,299             -             -       15,205
                                                          --------     -------        ------          ----     --------
       Total Utility Plant                                $583,624     $23,953        $1,730             -     $605,847
                                                          ========     =======        ======          ====     ========
Year Ended December 31, 1992
  Electric Utility Plant:
    Production                                            $125,706      $2,650           $73             -     $128,283
    Transmission                                            49,798         739            42          $(28)      50,467
    Distribution                                           222,175      10,538         1,533           $28      231,208
    General                                                 25,096       8,283           537             -       32,842
    Plant held for future use                               23,519           -             -             -       23,519
  Natural Gas:
    Intangible                                                 377           -             -             -          377
    Transmission                                             6,488          16             -             -        6,504
    Distribution                                            92,465       5,149           290             -       97,324
    General                                                  5,630         569             5             -        6,194
  Construction work in progress                             14,146      (7,240)            -             -        6,906
                                                          --------     -------        ------          ----     --------
       Total Utility Plant                                $565,400     $20,704        $2,480             -     $583,624
                                                          ========     =======        ======          ====     ========
Year Ended December 31, 1991
  Electric Utility Plant:
    Production                                            $123,134      $2,518           $15           $69     $125,706
    Transmission                                            46,440       3,387            29             -       49,798
    Distribution                                           215,507       7,758         1,090             -      222,175
    General                                                 25,426       (195)            66          (69)       25,096
    Plant held for future use                               23,519           -             -             -       23,519
  Natural Gas:
    Intangible                                                 141         236             -             -          377
    Transmission                                             6,500        (12)             -             -        6,488
    Distribution                                            88,435       4,326           296             -       92,465
    General                                                  6,078       (316)           132             -        5,630
  Construction work in progress                             12,552       1,594             -             -       14,146
                                                          --------     -------        ------          ----     --------
       Total Utility Plant                                $547,732     $19,296        $1,628             -     $565,400
                                                          ========     =======        ======          ====     ========
___________
Notes:                                                                                 1993           1992        1991
                                                                                       ----           ----        ----
(1) Transfers among functional groups of accounts                                         -            $28          $69
                                                                                       ====           ====        =====

(2) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property.
    Depreciation provisions on average depreciable property approximated
    3.1% in 1993 and 1992 and 3.2% in 1991.


                                                          SYSTEM ENERGY RESOURCES, INC.

                                                            SCHEDULE V - UTILITY PLANT
                                                  Years Ended December 31, 1993, 1992 and 1991
                                                                   (In Thousands)
- -----------------------------------------------------------------------------------------------------------------------
                      Column A                           Column B     Column C     Column D      Column E    Column F
                                                                                                  Other
                                                                                                 Changes-
                                                        Balance at                                Debits      Balance
                   Classification                        Beginning   Additions   Retirements    (Credits)     at End
                      (Note 3)                           of Period    at Cost      or Sales      (Note 1)    of Period
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Electric Utility Plant:
    Production                                          $3,002,812     $11,678        $3,363             -   $3,011,127
    Leased from others (Note 2)                            437,317         773           149             -      437,941
    Plant held for future use                               16,429           -             -          $(19)      16,410
  Construction work in progress                             30,658      10,784             -             -       41,442
  Nuclear fuel                                              67,991      46,258        34,624             -       79,625
                                                        ----------     -------       -------         -----   ----------
       Total Utility Plant                              $3,555,207     $69,493       $38,136          $(19)  $3,586,545
                                                        ==========     =======       =======         =====   ==========
Year Ended December 31, 1992
  Electric Utility Plant:
    Production                                          $3,011,223     $28,101       $36,512             -   $3,002,812
    Leased from others (Note 2)                            438,410       2,479         3,572             -      437,317
    Plant held for future use                               12,119           -             -        $4,310       16,429
  Construction work in progress                             34,091      (3,433)            -             -       30,658
  Nuclear fuel                                              99,575           -        31,584             -       67,991
                                                        ----------     -------       -------        ------   ----------
       Total Utility Plant                              $3,595,418     $27,147       $71,668        $4,310   $3,555,207
                                                        ==========     =======       =======        ======   ==========
Year Ended December 31, 1991
  Electric Utility Plant:
    Production                                          $3,011,911     $12,953       $13,641             -   $3,011,223
    Leased from others (Note 2)                            438,499         850           939             -      438,410
    Plant held for future use                                4,425           -             -        $7,694       12,119
  Construction work in progress                             26,491       7,600             -             -       34,091
  Nuclear fuel                                             133,908      28,922        63,255             -       99,575
                                                        ----------     -------       -------        ------   ----------
       Total Utility Plant                              $3,615,234     $50,325       $77,835        $7,694   $3,595,418
                                                        ==========     =======       =======        ======   ==========

___________
Notes:
                                                                                      1993           1992        1991
                                                                                      ----           ----        ----
(1)  Transfer to construction work in progress                                         $(19)             -            -
     Transfer of reusable salvage to appropriate accounts                                 -         $4,310            -
     FERC Complaint Case Settlement                                                       -              -       $7,694
                                                                                     ------         ------   ----------
          Total                                                                        $(19)        $4,310       $7,694
                                                                                     ======         ======   ==========

(2) Includes amounts associated with the Grand Gulf 1 sale and leaseback transactions.

(3) Depreciation is computed on the straight-line basis at rates based on the estimated service lives of the various classes of property. Depreciation provisions on average depreciable property approximated 2.9% in 1993, 1992, and 1991.



                                                         ENTERGY CORPORATION AND SUBSIDIARIES

                                       SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                                           Year Ended December 31, 1993
                                                                  (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------------
             Column A                      Column B          Column C           Column D      Column E       Column F     Column G
                                                                                              Other
                                                             Additions         Deductions     Changes
                                                      ----------------------  ------------   ---------
                                                                   Charged
                                          Balance at               to Other   Retirements     Debits                      Balance
                                          Beginning   Charged to   Accounts   Renewals and   (Credits)   Acquisition of    at End
           Description                    of Period     Income     (Note 1)   Replacements    (Note 2)         GSU        of Period
- -----------------------------------------------------------------------------------------------------------------------------------
Accumulated Depreciation of
  Utility Plant:
  Electric:
    Intangible                              $40,521     $10,823          $72      $22,848     $(4,199)              -      $24,369
    Production                            2,693,231     260,440          378       21,973        (495)     $1,393,679    4,325,260
    Transmission                            458,957      38,805            -        2,817           -         376,714      871,659
    Distribution                          1,015,641      96,604            -       32,016           -         424,826    1,505,055
    General                                 123,548      24,258        2,178          179         (35)         45,202      194,972
    Leased to others                          5,144           -            -            -           -               -        5,144
    Leased from others (Note 3)              70,529       5,847       14,712          149           -               -       90,939
    Plant held for future use                 5,550           -            -            -           -               -        5,550
    Depreciation-CWIP in rate base                -           -            -            -           -          (3,504)      (3,504)
    Regulatory item                               -           -            -            -           -           6,735        6,735

  Natural Gas:
    Transmission                              4,936          41            -            2           -                        4,975
    Distribution                             41,645       2,614            -          895           -          25,423       68,787
    General                                   2,991         322            -            -           -             426        3,739

    Steam Products:
      Production                                  -           -            -            -           -          49,456       49,456
      Distribution                                -           -            -            -           -           4,659        4,659
      General                                     -           -            -            -           -             188          188
                                         ----------    --------      -------      -------     -------      ----------   ----------
        Total                            $4,462,693    $439,754      $17,340      $80,879     $(4,729)     $2,323,804   $7,157,983
___________                              ==========    ========      =======      =======     =======      ==========   ==========
Notes:

(1) Provision on basis of usage or estimated life of transportation equipment (automobiles, trucks and aircraft) charged to clearing accounts and allocated on the basis of the
    use of such equipment                                                                                                   $1,502
    Provision on basis of usage of other tangible property (coal mining equipment)
    charged to account(s) and allocated to operating expense as a portion of the cost of
    coal burned                                                                                                                608
    Amortization of equipment charged to fuel expense                                                                          518
    Depreciation expense deferrals associated with the Grand Gulf 1 sale and
    leaseback transactions consistent with the FERC audit                                                                   14,712
                                                                                                                        ----------
           Total                                                                                                           $17,340
                                                                                                                        ==========

(2) Transfer of net gain on sale of property from reserve                                                                     $(35)
    Reclassify ISES Synchronization costs as a regulatory asset                                                             (4,199)
    Sale of property (land) in MS credited to Gain on Disposition                                                             (495)
                                                                                                                        ----------
           Total                                                                                                           $(4,729)
                                                                                                                        ==========
(3) Includes amounts associated with the Grand Gulf 1 and Waterford 3 sale and leaseback transactions.



                                        ENTERGY CORPORATION AND SUBSIDIARIES

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                             Year Ended December 31, 1992
                                                     (In Thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B         Column C            Column D      Column E       Column F
                                                                                                    Other
                                                                 Additions           Deductions     Changes
                                                           ---------------------    ------------   ---------
                                                                         Charged    Retirements
                                               Balance at                to Other   Renewals and     Debits         Balance
                                               Beginning   Charged to    Accounts   Replacements   (Credits)        at End
                Description                    of Period     Income      (Note 1)     (Note 4)      (Note 2)       of Period
- ----------------------------------------------------------------------------------------------------------------------------
Accumulated Depreciation of
  Utility Plant:
  Electric:
    Intangible                                    $32,550      $7,975            -           $4              -        $40,521
    Production                                  2,390,095     273,149         $336       48,115        $77,766      2,693,231
    Transmission                                  426,733      34,923            -        2,655           (44)        458,957
    Distribution                                  968,071      89,685            -       42,058           (57)      1,015,641
    General                                        72,009       8,063        1,913       14,723         56,286        123,548
    Leased to others                                5,144           -            -            -              -          5,144
    Leased from others (Note 3)                    53,497       5,794       14,810        3,572              -         70,529
    Plant held for future use                       5,550           -            -            -              -          5,550
  Natural Gas:
    Transmission                                    4,897          39            -            -              -          4,936
    Distribution                                   39,712       2,516            -          583              -         41,645
    General                                         2,709         265            -          (17)             -          2,991
                                               ----------    --------      -------     --------       --------     ----------
      Total                                    $4,000,967    $422,409      $17,059     $111,693       $133,951     $4,462,693
                                               ==========    ========      =======     ========       ========     ==========
___________
Notes:

(1)  Provision on basis of usage or or estimated life of transportation equipment (automobiles, trucks and aircraft) charged to clearing accounts and allocated on the basis of the
     use of such equipment                                                                                               $966
     Provision on basis of usage of other tangible property (coal mining equipment)
     charged to account(s) and allocated to operating expense as a portion of the cost of
     coal burned                                                                                                          946
     Amortization of equipment charged to fuel expense                                                                    688
     Removal cost of Ritchie 2                                                                                           (248)
     Salvage on coal mining equipment                                                                                    (103)
     Represents depreciation expense deferrals associted with the Grand Gulf 1 sale and
     leaseback transactions consistent with the FERC audit                                                             14,810
                                                                                                                   ----------
           Total                                                                                                      $17,059
                                                                                                                   ==========
(2) Transfer of net gain on sale of property from reserve                                                               $(219)
    Transfers of depreciation on service company property from other investments and special funds                     56,350
    ANO Decommissioning Trust Fund transferred to investments                                                          77,820
                                                                                                                   ----------
           Total                                                                                                     $133,951
                                                                                                                   ==========
(3) Includes amounts associated with the Grand Gulf 1 and Waterford 3 sale and leaseback transactions.

(4) Includes transfer of reserve related to the sale of Missouri property                                             $18,415
                                                                                                                   ==========


                                        ENTERGY CORPORATION AND SUBSIDIARIES

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                             Year Ended December 31, 1991
                                                     (In Thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B          Column C           Column D      Column E       Column F
                                                                                                    Other
                                                                  Additions          Deductions     Changes
                                                           ----------------------   -----------    --------
                                                                         Charged
                                               Balance at                to Other   Retirements      Debits         Balance
                                               Beginning   Charged to    Accounts   Renewals and   (Credits)        at End
                Description                    of Period     Income      (Note 1)   Replacements    (Note 2)       of Period
- ----------------------------------------------------------------------------------------------------------------------------
Accumulated Depreciation of
  Utility Plant:
  Electric:
    Intangible                                    $27,020      $5,530            -            -            -        $32,550
    Production                                  2,176,179     253,828     $(13,111)     $27,025         $224      2,390,095
    Transmission                                  395,208      33,705            -        2,115          (65)       426,733
    Distribution                                  905,591      86,370            -       23,951           61        968,071
    General                                        66,502       7,147        1,693        3,336            3         72,009
    Leased to others                                5,144           -            -            -            -          5,144
    Leased from others (Note 3)                    36,664       2,883       14,888          938                      53,497
    Plant held for future use                       5,550           -            -            -            -          5,550

  Natural Gas:
    Transmission                                    4,859          38            -            -            -          4,897
    Distribution                                   37,849       2,412            -          549            -         39,712
    General                                         2,721         267            -          279            -          2,709
                                               ----------    --------       ------      -------         ----     ----------
      Total                                    $3,663,287    $392,180       $3,470      $58,193         $223     $4,000,967
                                               ==========    ========       ======      =======         ====     ==========
___________
Notes:

(1) Provision on basis of usage or estimated life of transportation equipment (automobiles trucks and aircraft) charged to clearing accounts and allocated on the basis of the
    use of such equipment                                                                                              $806
    Provision on basis of usage of other tangible property (coal mining equipment)
    charged to account(s) and allocated to operating expense as a portion of the cost of
    coal burned                                                                                                         887
    Amortization of equipment charged to fuel expense                                                                   641
    ANO Decommissioning Trust Fund Contribution                                                                     (13,765)
    Removal cost of Ritchie 2                                                                                            (9)
    Salvage on coal mining equipment                                                                                     22
    Depreciation expense deferrals associated with the Grand Gulf 1 sale and
    leaseback transactions consistent with the FERC audit                                                            14,888
                                                                                                                 ----------
           Total                                                                                                     $3,470
                                                                                                                 ==========
(2) Transfer of net gain on sale of property from reserve                                                               $(4)
    Reclassification of decommissioning amounts pursuant to LPSC order                                                  224
    Adjustment to the 1989 retirement of the sold portion of Waterford 3                                                  1
    Donation of property                                                                                                  2
                                                                                                                 ----------
           Total                                                                                                       $223
                                                                                                                 ==========
(3) Includes amounts associated with the Grand Gulf 1 and Waterdford 3 sale and leaseback transactions.




                                             ARKANSAS POWER & LIGHT COMPANY

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                      Years Ended December 31, 1993, 1992 and 1991

                                                     (In Thousands)
- ---------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B         Column C           Column D      Column E       Column F
                                                                                                    Other
                                                                 Additions          Deductions     Changes
                                                           ---------------------   ------------   ---------
                                                                        Charged    Retirements
                                               Balance at               to Other   Renewals and     Debits         Balance
                                               Beginning   Charged to   Accounts   Replacements   (Credits)        at End
                Description                    of Period     Income     (Note 1)     (Note 3)      (Note 2)       of Period
- ----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Intangible                                  $40,353     $10,799          -      $22,848       $(4,199)        $24,105
      Production                                  858,332      74,487          -        8,520             -         924,299
      Transmission                                207,115      16,227          -        1,225             -         222,117
      Distribution                                376,260      36,117          -       13,607             -         398,770
      General                                      25,309       3,525        608         (35)             -          29,477
      Plant held for future use                     5,550           -          -           -              -           5,550
                                               ----------    --------    -------      -------       -------      ----------
        Total                                  $1,512,919    $141,155       $608      $46,165       $(4,199)     $1,604,318
                                               ==========    ========    =======      =======       =======      ==========

Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Intangible                                  $32,454      $7,903          -           $4             -         $40,353
      Production                                  713,531      70,322          -        3,287       $77,766         858,332
      Transmission                                194,749      15,932          -        3,522           (44)        207,115
      Distribution                                367,363      35,022          -       26,142            17         376,260
      General                                      25,872       3,280       $569        4,348           (64)         25,309
      Plant held for future use                     5,550           -          -            -             -           5,550
                                               ----------    --------    -------      -------       -------      ----------
       Total                                   $1,339,519    $132,459      $569      $37,303        $77,675      $1,512,919
                                               ==========    ========    =======      =======       =======      ==========

Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Intangible                                  $26,999      $5,455          -            -              -         32,454
      Production                                  665,081      69,553   $(13,765)      $7,338              -        713,531
      Transmission                                179,670      15,800          -          656           ($65)       194,749
      Distribution                                343,347      34,540          -       10,585            $61        367,363
      General                                      25,055       3,062        574        2,819              -         25,872
      Plant held for future use                     5,550           -          -            -              -          5,550
                                               ----------    --------    -------      -------       -------      ----------
       Total                                   $1,245,702    $128,410  $(13,191)      $21,398           ($4)     $1,339,519
                                               ==========    ========    =======      =======       =======      ==========

___________
Notes:                                                                                  1993          1992           1991

(1) Provision on basis of usage or estimated life of transportion equipment (automobiles, trucks and aircraft) charged to clearing
    accounts and allocated on the basis of the use of such equipment                        -              -            $61
    Provision on basis of usage of other tangible property (coal min-
    ing equipment) charged to account 151 - Fuel Stock and allocated
    to operating expenses as a portion of the cost of coal burned                        $608           $569            513
    ANO Decommissioning Trust Fund contribution                                             -              -        (13,765)
                                                                                      -------        -------     ----------
           Total                                                                         $608           $569       $(13,191)
                                                                                      =======        =======     ==========
(2) Reclassify ISES Synchronization costs as a regulatory asset                       $(4,199)             -              -
    Transfer of net gain on sale of property from reserve                                   -          $(145)           $(4)
    ANO Decommissioning Trust Fund transferred to investments                               -         77,820              -
                                                                                      -------        -------     ----------
           Total                                                                      $(4,199)       $77,675            $(4)
                                                                                      =======        =======     ==========

(3) Transfer of reserve related to the sale of Missouri property                            -        $18,415              -
                                                                                      =======        =======     ==========


                                          GULF STATES UTILITIES COMPANY

                         SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                    Years Ended December 31, 1993, 1992 and 1991
                                                    (In Thousands)

- -------------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B          Column C              Column D      Column E       Column F
                                                                                                       Other
                                                                 Additions             Deductions     Changes
                                                           ------------------------   ------------   ---------
                                               Balance at                  Charged    Retirements      Debits         Balance
                                               Beginning   Charged to      to Other   Renewals and   (Credits)        at End
                Description                    of Period     Income        Accounts   Replacements    (Note 1)       of Period
- -------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                               $1,289,802    $120,845            -      $18,287         $1,319     $1,393,679
      Transmission                                355,238      22,635            -          791          (368)        376,714
      Distribution                                407,350      30,472            -       15,127          2,131        424,826
      General                                      41,989       3,853            -          639            (1)         45,202
      Depreciation-CWIP in rate base              (3,124)       (380)            -            -              -        (3,504)
      Regulatory item                               4,860       1,875            -            -              -          6,735

    Natural Gas:
      Distribution                                 24,088       1,404            -           41           (28)         25,423
      General                                         412          59            -           45              -            426

    Steam Products:
      Production                                   47,344       3,003            -          739          (152)         49,456
      Distribution                                  4,589          78            -            8              -          4,659
      General                                         171          19            -            2              -            188
                                               ----------    --------          ---      -------         ------     ----------
        Total                                  $2,172,719    $183,863            -      $35,679         $2,901     $2,323,804
                                               ==========    ========          ===      =======         ======     ==========

Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                               $1,191,048    $120,625            -      $61,760        $39,889     $1,289,802
      Transmission                                335,875      22,289            -        1,525        (1,401)        355,238
      Distribution                                385,964      29,327            -        7,650          (291)        407,350
      General                                      38,850       3,667            -          635            107         41,989
      Depreciation-CWIP in rate base              (2,744)       (380)            -            -              -        (3,124)
      Regulatory item                               2,985       1,875            -            -              -          4,860

    Natural Gas:
      Distribution                                 22,901       1,369            -          169           (13)         24,088
      General                                         365          54            -            7              -            412

    Steam Products:
      Production                                   44,441       2,930            -            9           (18)         47,344
      Distribution                                  4,512          77            -            -              -          4,589
      General                                         154          18            -            1              -            171
                                               ----------    --------          ---      -------        -------     ----------
        Total                                  $2,024,351    $181,851            -      $71,756        $38,273     $2,172,719
                                               ==========    ========          ===      =======        =======     ==========



                                            GULF STATES UTILITIES COMPANY

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                                     (Continued)
                                      Years Ended December 31, 1993, 1992 and 1991
                                                       (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------

                  Column A                      Column B         Column C           Column D         Column E     Column F
                                                                                                       Other
                                                                 Additions          Deductions        Changes
                                                           ---------------------   ------------       ---------
                                               Balance at               Charged    Retirements         Debits       Balance
                                               Beginning   Charged to   to Other   Renewals and       (Credits)      at End
                Description                    of Period     Income     Accounts   Replacements       (Note 1)     of Period
- -----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                               $1,063,397    $121,558            -       $1,098         $7,191     $1,191,048
      Transmission                                316,684      21,911            -        3,756          1,036        335,875
      Distribution                                365,962      28,301            -        9,866          1,567        385,964
      General                                      35,722       3,488            -          258          (102)         38,850
      Depreciation-CWIP in rate base              (2,368)       (377)            -            -              1        (2,744)
      Regulatory item (Note 2)                          -       1,583            -            -          1,402          2,985

    Natural Gas:
      Transmission                                      -           -            -            -              -              -
      Distribution                                 21,703       1,351            -           89           (64)         22,901
      General                                         321          49            -            5              -            365

    Steam Products:
      Production                                   41,891       2,911            -          294           (67)         44,441
      Distribution                                  4,432          76            -            -              4          4,512
      General                                         138          18            -            2              -            154
                                               ----------    --------          ---      -------        -------     ----------
        Total                                  $1,847,882    $180,869            -      $15,368        $10,968     $2,024,351
                                               ==========    ========          ===      =======        =======     ==========




(1) In 1992, GSU changed its accounting procedures to include in inventory, power plant materials and supplies previously capitalized as plant in service.  The effect of the change was to decrease amounts previously capitalized as plant in service by $35.7 million.

(2) In accordance with the rate order in Louisiana effective March 1, 1991, the LPSC required GSU to modify its treatment of certain flow through benefits related to Allowance for Funds Used During Construction recorded on capital expenditures prior to 1986.  Accordingly GSU increased utility plant by $71.4 million, increased accumulated depreciation by $8.4 million and increased the balance of accumulated deferred income taxes by $63 million.  In accordance with the March 1991 PUCT rate order, GSU recognized a regulatory asset of $7 million for depreciation for Big Cajun 2 Unit 3 that was accrued from September 1983 through June 1986.



                                            LOUISIANA POWER & LIGHT COMPANY

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                    Years Ended December 31, 1993, 1992 and 1991
                                                     (In Thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B         Column C            Column D      Column E       Column F
                                                                                                    Other
                                                                 Additions          Deductions     Changes
                                                           ---------------------   ------------   ---------
                                                                        Charged
                                               Balance at               to Other   Retirements      Debits         Balance
                                               Beginning   Charged to   Accounts   Renewals and   (Credits)        at End
                Description                    of Period     Income     (Note 1)   Replacements    (Note 2)       of Period
- ----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $786,278     $79,606           -      $13,748            -        $852,136
      Transmission                                135,376      13,408           -        1,128            -         147,656
      Distribution                                418,988      40,787           -       12,111            -         447,664
      General                                      15,919       2,828        $554          183         $(35)         19,083
      Leased to others                              5,144           -           -            -            -           5,144
      Leased from others (Note 3)                  18,577       5,847           -            -            -          24,424
                                               ----------    --------        ----      -------         ----      ----------
        Total                                  $1,380,282    $142,476        $554      $27,170         $(35)     $1,496,107
                                               ==========    ========        ====      =======         ====      ==========

Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $702,710     $97,058           -      $13,490            -        $786,278
      Transmission                                125,143       9,973           -         (260)           -         135,376
      Distribution                                392,822      35,760           -        9,520         $(74)        418,988
      General                                      19,393       2,453        $297        6,224            -          15,919
      Leased to others                              5,144           -           -            -            -           5,144
      Leased from others (Note 3)                  12,783       5,794           -            -            -          18,577
                                               ----------    --------        ----      -------         ----      ----------
        Total                                  $1,257,995    $151,038        $297      $28,974         $(74)     $1,380,282
                                               ==========    ========        ====      =======         ====      ==========

Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $629,381     $78,634           -       $5,529         $224        $702,710
      Transmission                                116,401       9,363           -          621            -         125,143
      Distribution                                366,582      33,840           -        7,600            -         392,822
      General                                      17,451       2,009         $70          140            3          19,393
      Leased to others                              5,144           -           -            -            -           5,144
      Leased from others (Note 3)                   9,900       2,883           -            -            -          12,783
                                               ----------    --------         ----     -------         ----      ----------
        Total                                  $1,144,859    $126,729         $70      $13,890         $227      $1,257,995
                                               ==========    ========         ====     =======         ====      ==========


___________
Notes:                                                                                  1993          1992           1991

(1) Provision on basis of usage or estimate life of transportation equipment (automobiles, trucks and aircraft) charged to clearing
    accounts and allocated on the basis of the use of such equipment                      $554          $297            $70
                                                                                       =======         =====     ==========

(2) Transfer of gain on sale from reserve to other accounts                               $(35)         $(74)             -
    Donation of property                                                                     -             -              2
    Reclassification of decommissioning amounts pursuant to LPSC order                       -             -            224
    Adjustment to the 1989 retirement of the sold portions of Waterford 3                    -             -              1
                                                                                       -------         -----     ----------
           Total                                                                          $(35)         $(74)          $227
                                                                                       =======         =====     ==========
(3) Includes amounts associated with the Waterfird 3 sale and leaseback transactions



                                          MISSISSIPPI POWER & LIGHT COMPANY

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                      Years Ended December 31, 1993, 1992 and 1991
                                                    (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------
                 Column A                      Column B         Column C              Column D      Column E       Column F
                                                                                                      Other
                                                                 Additions            Deductions     Changes
                                                           -----------------------   ------------  -----------
                                               Balance at                 Charged
                                               Beginning                  to Other   Retirements      Debits         Balance
                                               of Period   Charged to     Accounts   Renewals and   (Credits)        at End
                Description                     (Note 3)     Income       (Note 1)   Replacements  (Notes 2-3)      of Period

- -----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Intangible                                        -         $24            -            -              -            $24
      Production                                 $326,821       9,975          $70      $(1,398)         $(495)       337,769
      Transmission                                 86,773       7,733            -          453              -         94,053
      Distribution                                119,375      12,711            -        4,833              -        127,253
      General                                      16,181       1,486          993           31              -         18,629
                                                 --------     -------       ------      -------         ------       --------
        Total                                    $549,150     $31,929       $1,063       $3,919          $(495)      $577,728
                                                 ========     =======       ======      =======         ======       ========


Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $317,093      $9,945          $70         $287              -       $326,821
      Transmission                                 78,531       7,592            -        (650)              -         86,773
      Distribution                                111,885      12,170            -        4,680              -        119,375
      General                                      17,117       1,426        1,274        3,636              -         16,181
                                                 --------     -------       ------      -------         ------       --------
        Total                                    $524,626     $31,133       $1,344       $7,953              -       $549,150
                                                 ========     =======       ======      =======         ======       ========

Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $307,182      $9,852          $70          $11              -       $317,093
      Transmission                                 72,168       7,156            -          793              -         78,531
      Distribution                                105,116      11,479            -        4,710              -        111,885
      General                                      14,866       1,242        1,234          225              -         17,117
                                                 --------     -------       ------      -------         ------       --------
        Total                                    $499,332     $29,729       $1,304       $5,739              -       $524,626
                                                 ========     =======       ======      =======         ======       ========

___________
Notes:                                                                                    1993           1992          1991

(1) Provision on basis of usage or estimated life of transportation equipment (automobiles, trucks and aircraft) charged to clearing
    accounts and allocated on the basis of the use of such equipment                       $545           $656           $663
    Amortization of coal mining equipment charged to fuel expense                           448            618            571
    Amortization of gas pipeline charged to fuel expense                                     70             70             70
                                                                                        -------         ------       --------
           Total                                                                         $1,063         $1,344         $1,304
                                                                                        =======         ======       ========
(2) Sale of property (land) in MS credited to Gain on Disposition
    of Property                                                                           $(495)             -              -
                                                                                        =======         ======       ========

(3) Beginning balances for the year 1991 in Production and General have been changed due to a reclassification of coal mining equipment from production function to general plant.  This reclassification was not reflected in the original
    1991 balances and thereafter.  The balances have been revised for the years 1991 and 1992 to update.



                                        NEW ORLEANS PUBLIC SERVICE INC.

                         SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                    Years Ended December 31, 1993, 1992 and 1991
                                                   (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B          Column C             Column D        Column E     Column F
                                                                                                        Other
                                                                  Additions           Deductions       Changes
                                                           -----------------------   ------------     ---------
                                                                          Charged
                                               Balance at                 to Other   Retirements                    Balance
                                               Beginning   Charged to     Accounts   Renewals and       Debits       at End
                Description                    of Period     Income       (Note 1)   Replacements     (Credits)     of Period
- -----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $123,512      $4,775            -          $86              -       $128,201
      Transmission                                 28,972       1,394            -           11              -         30,355
      Distribution                                101,017       6,989            -        1,465              -        106,541
      General                                      12,365       1,130          $23            -              -         13,518

    Gas:
      Transmission                                  4,936          41            -            2              -          4,975
      Distribution                                 41,645       2,614            -          895              -         43,364
      General                                       2,992         322            -            -              -          3,314
                                                 --------     -------          ---       ------             ---      --------
        Total                                    $315,439     $17,265          $23       $2,459              -       $330,268
                                                 ========     =======          ===       ======             ===      ========

Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $119,049      $4,723            -         $260              -       $123,512
      Transmission                                 27,640       1,375            -           43              -         28,972
      Distribution                                 96,001       6,732            -        1,716              -        101,017
      General                                      11,954         904          $13          506              -         12,365

    Gas:
      Transmission                                  4,897          39            -            -              -          4,936
      Distribution                                 39,712       2,516            -          583              -         41,645
      General                                       2,710         265            -         (17)              -          2,992
                                                 --------     -------          ---       ------             ---      --------
        Total                                    $301,963     $16,554          $13       $3,091              -       $315,439
                                                 ========     =======          ===       ======             ===      ========

Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $114,443      $4,629            -          $23              -       $119,049
      Transmission                                 26,350       1,335            -           45              -         27,640
      Distribution                                 90,546       6,511            -        1,056              -         96,001
      General                                      11,221         834          $12          113              -         11,954

    Natural Gas:
      Transmission                                  4,859          38            -            -              -          4,897
      Distribution                                 37,849       2,412            -          549              -         39,712
      General                                       2,722         267            -          279              -          2,710
                                                 --------     -------          ---       ------             ---      --------
        Total                                    $287,990     $16,026          $12       $2,065              -       $301,963
                                                 ========     =======          ===       ======             ===      ========

___________
Notes:                                                                                    1993             1992        1991
                                                                                          ----             ----        ----

(1) Provision on basis of usage or estimated life of transportation equipment (automobiles, trucks and aircraft) charged to clearing
    accounts and allocated on the basis of the use of such equipment                        $23             $13           $12
                                                                                         ======            ====      ========


                                               SYSTEM ENERGY RESOURCES, INC.

                          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                    Years Ended December 31, 1993, 1992 and 1991
                                                       (In Thousands)

- -----------------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B         Column C            Column D      Column E       Column F
                                                                                                   Other
                                                                 Additions          Deductions     Changes
                                                           ---------------------   ------------   --------
                                                                        Charged
                                              Balance at               to Other   Retirements                     Balance
                                               Beginning   Charged to   Accounts   Renewals and     Debits         at End
                Description                    of Period     Income     (Note 1)   Replacements   (Credits)       of Period
- -----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $520,350     $85,988            -       $3,187              -       $603,151
      Leased from others (Note 2)                  51,952           -      $14,712          149              -         66,515
                                                 --------     -------      -------      -------        -------       --------
        Total                                    $572,302     $85,988      $14,712       $3,336              -       $669,666
                                                 ========     =======      =======      =======        =======       ========
Year Ended December 31, 1992
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $465,214     $85,927            -      $30,791              -       $520,350
      Leased from others (Note 2)                  40,714           -      $14,810        3,572              -         51,952
                                                 --------     -------      -------      -------        -------       --------
        Total                                    $505,928     $85,927      $14,810      $34,363              -       $572,302
                                                 ========     =======      =======      =======        =======       ========

Year Ended December 31, 1991
  Accumulated Depreciation of
    Utility Plant:
    Electric:
      Production                                 $393,159     $85,986            -      $13,931              -       $465,214
      Leased from others (Note 2)                  26,764           -      $14,888          938              -         40,714
                                                 --------     -------      -------      -------        -------       --------
        Total                                    $419,923     $85,986      $14,888      $14,869              -       $505,928
                                                 ========     =======      =======      =======        =======       ========

___________
Notes:                                                                                    1993          1992           1991
                                                                                          ----          ----           ----
(1) Represents depreciation expense deferrals associated with the
    Grand Gulf 1 sale and leaseback transactions consistent with the
    FERC audit                                                                          $14,712        $14,810        $14,888
                                                                                        =======        =======       ========

(2) Includes amounts associated with the Grand Gulf 1 sale and leaseback transactions


                                                      ENTERGY CORPORATION AND SUBSIDIARIES

                                              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                Years Ended December 31, 1993, 1992, and 1991
                                                                (In Thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                Column A                      Column B       Column C                      Column D       Column E      Column F
                                                                                            Other
                                                                   Additions               Changes
                                                             ----------------------       ----------
                                                                            Charged       Deductions
                                              Balance at                    to Other         from                       Balance
                                               Beginning     Charged to     Accounts      Provisions     Acquistion     at End
visions     Acquistion     at End
              Description                      of Period       Income       (Note 1)       (Note 2)        of GSU      of Period
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $6,193       $8,565             -        $8,333         $2,383        $8,808
                                                 =======      =======         =====       =======        =======       =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                       $25,178       $5,714             -        $7,217        $10,872       $34,547
        Injuries and damages (Note 3)             14,728        8,952             -        13,303          8,714        19,091
        Pensions and benefits (Note 4)            11,196       18,757             -        25,479              -         4,474
        Misc. operating reserves (Note 5)            500            -             -             -              -           500
        Coal car maintenance                           -            -             -             -          3,430         3,430
                                                 -------      -------         -----       -------        -------       -------
               Total                             $51,602      $33,423             -       $45,999        $23,016       $62,042
                                                 =======      =======         =====       =======        =======       =======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $8,125       $3,654             -        $5,586              -        $6,193
                                                 =======      =======         =====       =======        =======       =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance (Note 6)              $35,058      $10,820             -       $20,700              -       $25,178
        Injuries and damages (Note 3)             13,364       11,053           $20         9,709              -        14,728
        Pensions and benefits (Note 4)            11,196       17,792         (597)        17,195              -        11,196
        Misc. operating reserves (Note 5)            500            -             -             -              -           500
                                                 -------      -------         -----       -------        -------       -------
               Total                             $60,118      $39,665         $(577)      $47,604              -       $51,602
                                                 =======      =======         =====       =======        =======       =======

Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $8,100       $9,831             -        $9,806              -        $8,125
                                                 =======      =======         =====       =======        =======       =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                       $33,181       $8,594             -        $6,717              -       $35,058
        Injuries and damages (Note 3)             12,664       11,444           $20        10,764              -        13,364
        Pensions and benefits (Note 4)             8,683       18,249           732        16,468              -        11,196
        Misc. operating reserves (Note 5)              -          500             -             -              -           500
                                                 -------      -------         -----       -------        -------       -------
               Total                             $54,528      $38,787          $752       $33,949              -       $60,118
                                                 =======      =======         =====       =======        =======       =======
___________
Notes:
(1) Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created.  In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

(4) Pension and benefits provision is provided to account for provisions made by AP&L for group medical insurance coverage on its employees.

(5) Miscellaneous operating reserves represents a reserve provided by MP&L for environmental exposures.

(6) Property insurance reserves and insurance reimbursements were adequate to cover expenses associated with Hurricane Andrew.



                                          ARKANSAS POWER & LIGHT COMPANY

                                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1993, 1992, and 1991
                                                     (In Thousands)
- ----------------------------------------------------------------------------------------------------------------
                Column A                     Column B       Column C                    Column D       Column E
                                                                                         Other
                                                                  Additions             Changes
                                                           ------------------------    ----------
                                                                          Charged      Deductions
                                             Balance at                   to Other        from         Balance
                                             Beginning     Charged to     Accounts      Provisions      at End
                     Description              of Period       Income       (Note 1)      (Note 2)      of Period
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,613       $3,439             -        $3,002         $2,050
                                                 =======      =======         ======      =======        =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                        $5,182       $1,952             -        $4,313         $2,821
        Injuries and damages (Note 3)              5,851        4,070             -         6,662          3,259
        Pensions and benefits (Note 4)            11,196       18,757             -        25,479          4,474
                                                 -------      -------         ------      -------        -------
                Total                            $22,229      $24,779             -       $36,454        $10,554
                                                 =======      =======         ======      =======        =======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $3,430          $(3)            -        $1,814         $1,613
                                                 =======      =======         ======      =======        =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance                        $7,827       $4,000             -        $6,645         $5,182
        Injuries and damages (Note 3)              4,254        7,086             -         5,489          5,851
        Pensions and benefits (Note 4)            11,196       17,792         $(597)       17,195         11,196
                                                 -------      -------         ------      -------        -------
                Total                            $23,277      $28,878         $(597)      $29,329        $22,229
                                                 =======      =======         ======      =======        =======
Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $3,430       $2,946             -        $2,946         $3,430
                                                 =======      =======         ======      =======        =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance                        $9,320       $3,274             -        $4,767         $7,827
        Injuries and damages (Note 3)              3,571        6,017             -         5,334          4,254
        Pensions and benefits (Note 4)             8,683       18,249          $732        16,468         11,196
                                                 -------      -------         -----       -------        -------
                Total                            $21,574      $27,540          $732       $26,569        $23,277
                                                 =======      =======         ======      =======        =======
___________
Notes:

(1) Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created.  In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

(4) Pension and benefits provision is provided to account for provisions made by AP&L for group medical insurance coverage on its employees.



                                           GULF STATES UTILITIES COMPANY

                                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1993, 1992 and 1991
                                                    (In Thousands)

- ----------------------------------------------------------------------------------------------------------------
                Column A                     Column B             Column C              Column D       Column E
                                                                                         Other
                                                                 Additions              Changes
                                                           -----------------------     ----------
                                                                           Charged     Deductions
                                            Balance at                    to Other        from         Balance
                                             Beginning     Charged to     Accounts     Provisions       at End
               Description                   of Period       Income       (Note 1)      (Note 2)      of Period
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $2,953         $929             -        $1,499         $2,383
                                                 =======      =======        ======        ======        =======
    Accumulated Provisions
        Not Deducted from Assets--
        Property insurance                        $9,397       $1,302             -         $(173)       $10,872
        Injuries and damages (Note 3)              6,018       11,317             -         8,621          8,714
        Coal car maintenance                       2,873            -        $1,034           477          3,430
                                                 -------      -------        ------        ------        -------
                Total                            $18,288      $12,619        $1,034        $8,925        $23,016
                                                 =======      =======        ======        ======        =======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $2,796       $2,271             -        $2,114         $2,953
                                                 =======      =======        ======        ======         ======
     Accumulated Provisions
        Not Deducted from Assets--
        Property insurance                       $10,975      $(1,578)            -             -         $9,397
        Injuries and damages (Note 3)              5,102        2,805             -        $1,889          6,018
        Coal car maintenance                       2,459            -        $1,006           592          2,873
                                                 -------      -------        ------        ------        -------
                Total                            $18,536       $1,227        $1,006        $2,481        $18,288
                                                 =======      =======        ======        ======        =======
Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $2,636       $1,731             -        $1,571         $2,796
                                                 =======      =======        ======        ======        =======
    Accumulated Provisions
        Not Deducted from Assets--
        Property insurance                        $8,891       $2,084             -             -        $10,975
        Injuries and damages (Note 3)              5,812        1,783             -        $2,493          5,102
        Coal car maintenance                       2,894            -          $959         1,394          2,459
                                                 -------      -------        ------        ------        -------
                Total                            $17,597       $3,867          $959        $3,887        $18,536
                                                 =======      =======        ======        ======        =======
___________
Notes:
(1)  Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                                           LOUISIANA POWER & LIGHT COMPANY

                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1993, 1992, and 1991
                                                    (In Thousands)

- ----------------------------------------------------------------------------------------------------------------
                Column A                     Column B       Column C                    Column D       Column E
                                                                                         Other
                                                                   Additions            Changes
                                                          ------------------------     ----------
                                                                                       Deductions
                                            Balance at                     Charged        from         Balance
                                            Beginning     Charged to      to Other     Provisions       at End
                     Description             of Period       Income       Accounts      (Note 1)      of Period
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,956         $337             -        $1,218         $1,075
                                                ========       ======        ======       =======        =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                        $2,474       $1,800             -        $1,886         $2,388
        Injuries and damages (Note 2)              6,153        2,748             -         4,122          4,779
                                                --------       ------        ------       -------        -------
                Total                             $8,627       $4,548             -        $6,008         $7,167
                                                ========       ======        ======       =======        =======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,956       $1,324             -        $1,324         $1,956
                                                ========       ======        ======       =======        =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance (Note 3)               $9,174       $4,300             -       $11,000         $2,474
        Injuries and damages (Note 2)              6,153        2,283             -         2,283          6,153
                                                --------       ------        ------       -------        -------
                Total                            $15,327       $6,583             -       $13,283         $8,627
                                                ========       ======        ======       =======        =======
Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,956       $2,298             -        $2,298         $1,956
                                                ========       ======        ======       =======        =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance                        $7,463       $2,800             -        $1,089         $9,174
        Injuries and damages (Note 2)              6,153        4,421             -         4,421          6,153
                                                --------       ------        ------       -------        -------
                Total                            $13,616       $7,221             -        $5,510        $15,327
                                                ========       ======        ======       =======        =======
___________
Notes:

(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

(3) Property insurance reserves and insurance reimbursements were adequate to cover expenses associated with Hurricane Andrew.



                                          MISSISSIPPI POWER & LIGHT COMPANY

                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1993, 1992, and 1991
                                                     (In Thousands)
- ----------------------------------------------------------------------------------------------------------------
                Column A                     Column B       Column C                    Column D       Column E
                                                                                          Other
                                                                  Additions              Changes
                                                           -----------------------     -----------
                                                                           Charged      Deductions
                                             Balance at                    to Other        from         Balance
                                              Beginning     Charged to     Accounts     Provisions       at End
                     Description              of Period       Income       (Note 1)      (Note 2)      of Period
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,274       $3,629             -        $2,433         $2,470
                                                  ======       ======           ===        ======         ======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                        $2,051       $1,521             -        $1,018         $2,554
        Injuries and damages (Note 3)                395          452             -           619            228
        Misc. operating reserves (Note 4)            500            -             -             -            500
                                                  ------       ------           ---        ------         ------
                Total                             $2,946       $1,973             -        $1,637         $3,282
                                                  ======       ======           ===        ======         ======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,389         $834             -          $949         $1,274
                                                  ======       ======           ===        ======         ======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance (Note 5)               $3,300       $1,520             -        $2,769         $2,051
        Injuries and damages (Note 3)                613          333           $20           571            395
        Misc. operating reserves (Note 4)            500            -             -             -            500
                                                  ------       ------           ---        ------         ------
                Total                             $4,413       $1,853           $20        $3,340         $2,946
                                                  ======       ======           ===        ======         ======
Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,364       $2,012             -        $1,987         $1,389
                                                  ======       ======           ===        ======         ======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance                        $2,642       $1,520             -          $862         $3,300
        Injuries and damages (Note 3)                545          577           $20           529            613
        Misc. operating reserves (Note 4)              -          500             -             -            500
                                                  ------       ------           ---        ------         ------
                Total                             $3,187       $2,597           $20        $1,391         $4,413
                                                  ======       ======           ===        ======         ======
___________
Notes:
(1) Charged to clearing and other accounts.

(2) Deductions from provisions represent losses or expenses for which the respective provisions were created.  In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.
    ductions are reduced by recoveries of amounts previously written off.

(3) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

(4) Miscellaneous operating reserves represents a reserve provided by MP&L for environmental exposures.

(5) Property insurance reserves and insurance reimbursements were adequate to cover expenses associated with Hurricane Andrew.



                                             NEW ORLEANS PUBLIC SERVICE INC.

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                    Years Ended December 31, 1993, 1992, and 1991
                                                     (In Thousands)
- ------------------------------------------------------------------------------------------------------------------
                Column A                     Column B       Column C                    Column D       Column E
                                                                                           Other
                                                                  Additions               Changes
                                                            ------------------------    -----------
                                                                                         Deductions
                                             Balance at                     Charged        from         Balance
                                             Beginning      Charged to      to Other     Provisions      at End
                     Description              of Period       Income        Accounts      (Note 1)      of Period
- ------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,350       $1,160             -        $1,680           $830
                                                 =======       ======          ====        ======        =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                       $15,470         $441             -             -        $15,911
        Injuries and damages (Note 2)              2,329        1,682             -        $1,900          2,111
                                                 -------       ------          ----        ------        -------
                Total                            $17,799       $2,123             -        $1,900        $18,022
                                                 =======       ======          ====        ======        =======
Year ended December 31, 1992
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,350       $1,499             -        $1,499         $1,350
                                                 =======       ======          ====        ======        =======
    Accumulated Provisions Not
        Deducted from Assets:
        Property insurance                       $14,755       $1,000             -          $285        $15,470
        Injuries and damages (Note 2)              2,344        1,351             -         1,366          2,329
                                                 -------       ------          ----        ------        -------
                Total                            $17,099       $2,351             -        $1,651        $17,799
                                                 =======       ======          ====        ======        =======
Year ended December 31, 1991
    Accumulated Provisions
        Deducted from Assets--
        Doubtful accounts                         $1,350       $2,575             -        $2,575         $1,350
                                                 =======       ======          ====        ======        =======
    Accumulated Provisions Not
        Deducted from Assets:

        Property insurance                       $13,755       $1,000             -             -        $14,755
        Injuries and damages (Note 2)              2,395          429             -          $480          2,344
                                                 -------       ------          ----        ------        -------
                Total                            $16,150       $1,429             -          $480        $17,099
                                                 =======       ======          ====        ======        =======
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created.  In the case of the
    provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.


(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


           ENTERGY CORPORATION AND SUBSIDIARIES

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                        $102,898
   State and city franchise                                            45,892
   Other                                                               26,948
                                                                     --------
       Total                                                         $175,738
                                                                     ========
Year Ended December 31, 1992
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                         $99,337
   State and city franchise                                            47,086
   Other                                                               26,114
                                                                     --------
       Total                                                         $172,537
                                                                     ========
Year Ended December 31, 1991
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                         $93,036
   State and city franchise                                            44,886
   Other                                                               25,311
                                                                     --------
       Total                                                         $163,233
                                                                     ========
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.


             ARKANSAS POWER & LIGHT COMPANY

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                         $19,672
   State and city franchise                                               536
   Other                                                               11,168
                                                                      -------
       Total                                                          $31,376
                                                                      =======
Year Ended December 31, 1992
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                         $18,466
   State and city franchise                                               639
   Other                                                               10,357
                                                                      -------
       Total                                                          $29,462
                                                                      =======
Year Ended December 31, 1991
 Taxes, other than payroll and income taxes:
   Ad Valorem                                                         $14,972
   State and city franchise                                               675
   Other                                                               11,579
                                                                      -------
       Total                                                          $27,226
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.



               GULF STATES UTILITIES COMPANY

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year ended December 31, 1993
    Taxes, other than payroll and income taxes:
        Ad Valorem                                                    $31,333
        State and city franchise                                       48,724
        Other                                                           5,717
                                                                      -------
- --
                Total                                                 $85,774
                                                                      =======
Year ended December 31, 1992
    Taxes, other than payroll and income taxes:
        Ad Valorem                                                    $27,897
        State and city franchise                                       48,853
        Other                                                           5,563
                                                                      -------
                Total                                                 $82,313
                                                                      =======
Year ended December 31, 1991
   Taxes, other than payroll and income taxes:
        Ad Valorem                                                    $27,104
        State and city franchise                                       46,611
        Other                                                           4,384
                                                                      -------
                Total                                                 $78,099
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.


              LOUISIANA POWER & LIGHT COMPANY

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $24,706
         State and city franchise                                      18,343
         Other                                                          7,041
                                                                      -------
                  Total                                               $50,090
                                                                      =======
Year Ended December 31, 1992
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $23,045
         State and city franchise                                      17,958
         Other                                                          7,842
                                                                      -------
                  Total                                               $48,845
                                                                      =======
Year Ended December 31, 1991
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $22,365
         State and city franchise                                      17,922
         Other                                                          4,663
                                                                      -------
                  Total                                               $44,950
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.



             MISSISSIPI POWER & LIGHT COMPANY

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $25,538
         State and city franchise                                      11,287
         Other                                                          5,344
                                                                      -------
                  Total                                               $42,169
                                                                      =======
Year Ended December 31, 1992
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $25,101
         State and city franchise                                      10,533
         Other                                                          4,562
                                                                      -------
                  Total                                               $40,196
                                                                      =======
Year Ended December 31, 1991
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $22,389
         State and city franchise                                       9,810
         Other                                                          4,482
                                                                      -------
                  Total                                               $36,681
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.



              NEW ORLEANS PUBLIC SERVICE INC.

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $10,739
         State and city franchise                                      13,350
         Other                                                          2,628
                                                                      -------
                  Total                                               $26,717
                                                                      =======
Year Ended December 31, 1992
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $10,480
         State and city franchise                                      13,903
         Other                                                          2,083
                                                                      -------
                  Total                                               $26,466
                                                                      =======
Year Ended December 31, 1991
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                    $9,857
         State and city franchise                                      12,965
         Other                                                          1,783
                                                                      -------
                  Total                                               $24,605
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.


               SYSTEM ENERGY RESOURCES, INC.

  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years Ended December 31, 1993, 1992 and 1991
                      (In Thousands)

- ------------------------------------------------------------------------------
                         Column A                                    Column B
                                                                    Charged to
                                                                    costs and
                                                                     expenses
                           Item                                      (Note 1)
- ------------------------------------------------------------------------------
Year Ended December 31, 1993
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $20,001
         State and city franchise                                       2,918
         Other                                                            729
                                                                      -------
                  Total                                               $23,648
                                                                      =======
Year Ended December 31, 1992
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $20,002
         State and city franchise                                       3,877
         Other                                                          1,235
                                                                      -------
                  Total                                               $25,114
                                                                      =======
Year Ended December 31, 1991
    Taxes, other than payroll and income taxes:
         Ad Valorem                                                   $20,001
         State and city franchise                                       3,697
         Other                                                            761
                                                                      -------
                  Total                                               $24,459
                                                                      =======
__________
Notes:
(1) Taxes other than payroll and income taxes include taxes charged to clearing accounts and distributed from those accounts to appropriate operating and construction accounts or charged directly to construction and other appropriate accounts.

                                  EXHIBIT INDEX

     The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by Item 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)  1    --   Certificate of Incorporation of Entergy Corporation (A-1(a) to
               Rule 24 Certificate in 70-8059).

System Energy

(b)  1    --   Amended and Restated Articles of Incorporation of System Energy,
               as executed April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

AP&L

(c)  1    --   Amended and Restated Articles of Incorporation of AP&L, as
               amended (4(c) in 33-50289).

GSU

(d)  1    --   Restated Articles of Incorporation, as amended, of GSU (A-11 in
               70-8059).

(d)  2    --   Statement of Resolution amending Restated Articles of
               Incorporation, as amended, of GSU (A-11(a) in 70-8059).

LP&L

(e)  1    --   Restated Articles of Incorporation of LP&L, as amended (4(c) in
               33-50937).

MP&L

*(f) 1    --   Restated Articles of Incorporation of MP&L, as amended.

NOPSI

(g)  1    --   Restatement of Articles of Incorporation of NOPSI, as executed
               September 30, 1969 (A-1 to Form U-1 in 70-6392).

(g)  2    --   Articles of Amendment to Restatement of Articles of Incorporation
               of NOPSI, as executed February 27, 1980 (A-2(a) to Rule 24
               Certificate in 70-6392).

(g)  3    --   Articles of Amendment to Restatement of Articles of
               Incorporation, as amended, of NOPSI, as executed March 19, 1980
               (C-1 to Rule 24 Certificate in 70-6404).

(g)  4    --   Articles of Amendment to Restatement of Articles of
               Incorporation, as amended, of NOPSI, as executed January 23, 1984
               (A-7(d) to Form U-1 in 70-6962).

(g)  5    --   Articles of Amendment to Restatement of Articles of
               Incorporation, as amended, of NOPSI, as executed February 21, 1985 (3(f)5 to Form 10-K for the year ended December 31, 1984, in
               0-5807).

(g)  6    --   Articles of Amendment to Restatement of Articles of
               Incorporation, as amended, of NOPSI, as executed November 21, 1988 (A-2(b) to Rule 24 Certificate in 70-7558).

(g)  7    --   Articles of Amendment to Restatement of Articles of
               Incorporation, as amended, of NOPSI, as executed June 12, 1989
               (3(a) to Form 10-Q for the quarter ended June 30, 1989 in 0-5807).

(3) (ii) By-Laws

(a)       --   By-Laws of Entergy Corporation (A-2(a) to Rule 24 Certificate in
               70-8059).

(b)       --   By-Laws of System Energy (A-2(a) in 70-5399).

(c)       --   By-Laws of AP&L (4(f) in 33-50289).

(d)       --   By-Laws of GSU (A-12 in 70-8059).

(e)       --   By-Laws of LP&L (A-4 in 70-6962).

*(f)      --   By-Laws of MP&L.

(g)       --   By-Laws of NOPSI (3(b) to Form 10-Q for the quarter ended
               September 30, 1989 in 0-5807).


(4)  Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a)  1    --   See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, AP&L, GSU, LP&L, MP&L and NOPSI.

(a)  2    --   Revolving Credit Agreement, dated as of January 31, 1989 between
               System Fuels and Bank of America National Trust and Savings
               Association (B-1(c) to Rule 24 Certificate, dated February 1,
               1989, in 70-7574), as amended by First Amendment to Revolving
               Credit Agreement, dated as of August 28, 1990 (A to Rule 24
               Certificate, dated October 31, 1990, in 70-7574).

(a)  3    --   Security Agreement dated as of January 31, 1989 between System
               Fuels and Bank of America National Trust and Savings Association
               (B-3(c) to Rule 24 Certificate, dated February 1, 1989, in
               70-7574).

(a)  4    --   Credit Agreement, dated as of October 3, 1989, between System
               Fuels and The Yasuda Trust and Banking Co., Ltd., New York
               Branch, as agent (B-1(c) to Rule 24 Certificate, dated October 6,
               1989, in 70-7668).

(a)  5    --   First Amendment, dated as of March 1, 1992, to Credit Agreement, dated as of October 3, 1989, between System Fuels and The Yasuda
               Trust and Banking Co., Ltd., New York Branch, as agent (4(a)5 to
               Form 10-K for the year ended December 31, 1991 in 1-3517).

(a)  6    --   Second Amendment, dated as of September 30, 1992, to Credit
               Agreement dated as of October 3, 1989, between System Fuels and
               The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent
               (4(a)6 to Form 10-K for the year ended December 31, 1992 in 1-
               3517).

(a)  7    --   Security Agreement, dated as of October 3, 1989, as amended, between System Fuels and The Yasuda Trust and Banking Co., Ltd.,
               New York Branch, as agent (B-3(c) to Rule 24 Certificate, dated
               October 6, 1989, in 70-7668), as amended by First Amendment to
               Security Agreement, dated as of March 14, 1990 (A to Rule 24
               Certificate, dated March 7, 1990, in 70-7668).

(a)  8    --   Consent and Agreement, dated as of October 3, 1989, among System
               Fuels, The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent, AP&L, LP&L, and System Energy (B-5(c) to Rule 24
               Certificate, dated October 6, 1989, in 70-7668).

System Energy

(b)  1    --   Mortgage and Deed of Trust, as amended by eighteen Supplemental
               Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24
               Certificate in 70-5890 (First); B to Rule 24 Certificate in
               70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended
               June 30, 1981, in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth);
               B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24
               Certificate in 70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth);
               B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24
               Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in
               70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382
               (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth);
               A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to
               Rule 24 Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24
               Certificate in 70-7946 (Seventeenth); and A-2(e) to Rule 24
               Certificate dated May 4, 1993 in 70-7946 (Eighteenth)).

(b)  2    --   Facility Lease No. 1, dated as of December 1, 1988, between
               Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to
               Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989
               (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-
               7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-
               3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)  3    --   Facility Lease No. 2, dated as of December 1, 1988 between
               Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to
               Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989
               (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-
               7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-
               4(d)  Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)  4    --   Installment Sale Agreement, dated as of December 1, 1983 between
               System Energy and Claiborne County, Mississippi (B-1 to First
               Rule 24 Certificate in 70-6913).

(b)  5    --   Indenture of Trust, dated as of December 1, 1983, between
               Claiborne County, Mississippi and Deposit Guaranty National Bank
               (A-1 to First Rule 24 Certificate in 70-6913).

(b)  6    --   Installment Sale Agreement, dated as of June 1, 1984, between
               System Energy and Claiborne County, Mississippi (B-2 to Second
               Rule 24 Certificate in 70-6913).

(b)  7    --   Indenture of Trust dated as of June 1, 1984, between Claiborne
               County, Mississippi and Deposit Guaranty National Bank (A-2 to
               Second Rule 24 Certificate in 70-6913).

(b)  8    --   Installment Sale Agreement, dated as of December 1, 1984, between
               System Energy and Claiborne County, Mississippi (B-1 to First
               Rule 24 Certificate in 70-7026).

(b)  9    --   Indenture of Trust, dated as of December 1, 1984, between
               Claiborne County, Mississippi and Deposit Guaranty National Bank
               (B-2 to First Rule 24 Certificate in 70-7026).

(b)  10   --   Installment Sale Agreement, dated as of June 15, 1985, between
               System Energy and Claiborne County, Mississippi (B-1(b) to  Third
               Rule 24 Certificate in 70-7026).

(b)  11   --   Indenture of Trust, dated as of June 15, 1985, between Claiborne
               County, Mississippi and Deposit Guaranty National Bank (B-2(b) to
               Third Rule 24 Certificate in 70-7026).

(b)  12   --   Installment Sale Agreement, dated as of May 1, 1986, between
               System Energy and Claiborne County, Mississippi (B-1(b) to Rule
               24 Certificate in 70-7158).

(b)  13   --   Indenture of Trust, dated as of May 1, 1986, between Claiborne
               County, Mississippi and Deposit Guaranty National Bank (B-2(b) to
               Rule 24 Certificate in 70-7158).

AP&L

(c)  1    --   Mortgage and Deed of Trust, as amended by fifty-one
               Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in
               2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third);
               7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in
               2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043
               (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth);
               D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185
               (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913
               (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869
               (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646
               (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080
               (Twenty-first); C-1 to Rule 24 Certificate in 70-5151
               (Twenty-second); C-1 to Rule 24 Certificate in 70-5257
               (Twenty-third); C to Rule 24 Certificate in 70-5343
               (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404
               (Twenty-fifth); C to Rule 24 Certificate in 70-5502
               (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556
               (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693
               (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078
               (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174
               (Thirtieth); C-1 to Rule 24 Certificate in 70-6246
               (Thirty-first); C-1 to Rule 24 Certificate in 70-6498
               (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326
               (Thirty-third); C-1 to Rule 24 Certificate in 70-6607
               (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650
               (Thirty-fifth); C-1 to Rule 24 Certificate, dated December 1,
               1982, in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate, dated February 17, 1983, in 70-6774 (Thirty-seventh); A-2(a) to
               Rule 24 Certificate, dated December 5, 1984, in 70-6858
               (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127
               (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth);
               A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346
               (Forty-first); A-8(c) to Rule 24 Certificate, dated February 1,
               1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule
               24 Certificate, dated November 30, 1990, in 70-7802
               (Forty-fourth); A-2(b) to Rule 24 Certificate, dated January 24,
               1991, in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298
               (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December
               31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to
               Form 10-Q for the quarter ended June 30, 1993 in 1-10764
               (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September
               30, 1993 in 1-10764 (Fiftieth); and 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first)).

GSU

(d)  1    --   Indenture of Mortgage, as amended by certain Supplemental
               Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated
               September 1, 1959 (Eighteenth); B to Form 8-K dated February 1,
               1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to
               Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-
               66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended
               December 31, 1984 in 1-2703 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-2703 (Fifty-second); 4 to
               Form 10-K for the year ended December 31, 1991 in 1-2703 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-2703 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-2703 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-
               2703 (Fifty-sixth); and 4-2 to Amendment No. 9 to Registration
               No. 2-76551 (Fifty-seventh)).

(d)  2    --   Indenture, dated March 21, 1939, accepting resignation of The
               Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d)  3    --   Trust Indenture for 9.72% Debentures due July 1, 1998 (4 in
               Registration No. 33-40113).

LP&L

(e)  1    --   Mortgage and Deed of Trust, as amended by forty-eight
               Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in
               2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412
               (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth);
               D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in
               2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911
               (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth);
               C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in
               2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in
               2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242
               (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth);
               C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to
               Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24
               Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919
               (Twenty-third); C-1 to Rule 24 Certificate in 70-6102
               (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169
               (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278
               (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355
               (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508
               (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556
               (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635
               (Thirtieth); C-1 to Rule 24 Certificate in 70-6834
               (Thirty-first); C-1 to Rule 24 Certificate in 70-6886
               (Thirty-second); C-1 to Rule 24 Certificate in 70-6993
               (Thirty-third); C-2 to Rule 24 Certificate in 70-6993
               (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993
               (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166
               (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to
               Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1988, in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553
               (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553
               (Forty-first); A-3(a) to Rule 24 Certificate  in 70-7822
               (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822
               (Forty-third); A-2(b) to Rule 24 Certificate in File No. 70-7822
               (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822
               (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated
               June 4, 1993 in 70-7822 (Forth-seventh); and A-3(e) to Rule 24
               Certificate dated December 21, 1993 in 70-7822 (Forty-eighth)).

(e)  2    --   Facility Lease No. 1, dated as of September 1, 1989, between
               First National Bank of Commerce, as Owner Trustee, and LP&L
               (4(c)-1 in Registration No. 33-30660).

(e)  3    --   Facility Lease No. 2, dated as of September 1, 1989, between
               First National Bank of Commerce, as Owner Trustee, and LP&L
               (4(c)-2 in Registration No. 33-30660).

(e)  4    --   Facility Lease No. 3, dated as of September 1, 1989, between
               First National Bank of Commerce, as Owner Trustee, and LP&L
               (4(c)-3 in Registration No. 33-30660).

MP&L

(f)  1    --   Mortgage and Deed of Trust, as amended by twenty-five
               Supplemental Indentures (7(d) in 2-5437 (Mortgage); 7(b) in
               2-7051 (First); 7(c) in 2-7763 (Second); 7(d) in 2-8484 (Third);
               4(b)-4 in 2-10059 (Fourth); 2(b)-5 in 2-13942 (Fifth); A-11 to
               Form U-1 in 70-4116 (Sixth); 2(b)-7 in 2-23084 (Seventh); 4(c)-9
               in 2-24234 (Eighth); 2(b)-9(a) in 2-25502 (Ninth); A-11(a) to
               Form U-1 in 70-4803 (Tenth); A-12(a) to Form U-1 in 70-4892
               (Eleventh); A-13(a) to Form U-1 in 70-5165 (Twelfth); A-14(a) to
               Form U-1 in 70-5286 (Thirteenth); A-15(a) to Form U-1 in 70-5371
               (Fourteenth); A-16(a) to Form U-1 in 70-5417 (Fifteenth); A-17 to
               Form U-1 in 70-5484 (Sixteenth); 2(a)-19 in 2-54234
               (Seventeenth); C-1 to Rule 24 Certificate in 70-6619
               (Eighteenth); A-2(c) to Rule 24 Certificate in 70-6672
               (Nineteenth); A-2(d) to Rule 24 Certificate in 70-6672
               (Twentieth); C-1(a) to Rule 24 Certificate in 70-6816
               (Twenty-first); C-1(a) to Rule 24 Certificate in 70-7020
               (Twenty-second); C-1(b) to Rule 24 Certificate in 70-7020
               (Twenty-third); C-1(a) to Rule 24 Certificate in 70-7230
               (Twenty-fourth); and A-2(a) to Rule 24 Certificate in 70-7419
               (Twenty-fifth)).

(f)  2    --   Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by eight Supplemental Indentures (A-2(a)-2 to Rule 24
               Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First);
               A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to
               Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24
               Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24
               Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to
               Form U-1 in 70-7914 (Seventh); and A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth)).

NOPSI

(g)  1    --   Mortgage and Deed of Trust, as amended by eleven Supplemental
               Indentures (B-3 in 2-5411 (Mortgage); 7(b) in 2-7674 (First);
               4(a)-2 in 2-10126 (Second); 4(b) in 2-12136 (Third); 2(b)-4 in
               2-17959 (Fourth); 2(b)-5 in 2-19807 (Fifth); D to Rule 24
               Certificate in 70-4023 (Sixth); 2(c) in 2-24523 (Seventh); 4(c)-9
               in 2-26031 (Eighth); 2(a)-3 in 2-50438 (Ninth); 2(a)-3 in 2-62575
               (Tenth); and A-2(b) to Rule 24 Certificate in 70-7262
               (Eleventh)).

(g)  2    --   Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by four Supplemental Indentures (A-2(c) to Rule 24 Certificate in
               70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350
               (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4
               to Form 10-K for the year ended December 31, 1992 in 0-5807
               (Third); and 4(a) to Form 10-Q for the quarter ended September
               30, 1993 in 0-5807 (Fourth)).

(10)  Material Contracts

Entergy Corporation

(a)  1    --   Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System
               Transactions (10(a)1 to Form 10-K for the fiscal year ended
               December 31, 1982, in 1-3517).

(a)  2    --   Middle South Utilities System Agency Agreement, dated
               December 11, 1970 (5(a)-2 in 2-41080).

(a)  3    --   Amendment, dated February 10, 1971, to Middle South Utilities
               System Agency Agreement, dated December 11, 1970 (5(a)-4 in
               2-41080).

(a)  4    --   Middle South Utilities System Agency Coordination Agreement,
               dated December 11, 1970 (5(a)-3 in 2-41080).

(a)  5    --   Service Agreement with Entergy Services, dated as of April 1,
               1963 (5(a)-5 in 2-41080).

(a)  6    --   Amendment, dated January 1, 1972, to Service Agreement with
               Entergy Services (5(a)-6 in 2-43175).

(a)  7    --   Amendment, dated April 27, 1984, to Service Agreement with
               Entergy Services (10(a)-7 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-3517).

(a)  8    --   Amendment, dated August 1, 1988, to Service Agreement with
               Entergy Services (10(a)-8 to Form 10-K for the fiscal year ended
               December 31, 1988, in 1-3517).

(a)  9    --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(a)-9 to Form 10-K for the fiscal year ended
               December 31, 1990, in 1-3517).

(a)  10   --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)  11   --   First Amendment to Availability Agreement, dated as of June 30,
               1977 (B to Rule 24 Certificate, dated June 24, 1977, in 70-5399).

(a)  12   --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(a)  13   --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(a)  14   --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(a)  15   --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(a)  16   --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(a)  17   --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to
               Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(a)  18   --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)  19   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)  20   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 15, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(a)  21   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(a)  22   --   Twenty-third Assignment of Availability Agreement, Consent and
               Agreement, dated as of January 11, 1991, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(a)  23   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(a)  24   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(a)  25   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(a)  26   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)  27   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(a)  28   --   Capital Funds Agreement, dated June 21, 1974, between Entergy
               Corporation and System Energy (C to Rule 24 Certificate, dated
               June 24, 1974, in 70-5399).

(a)  29   --   First Amendment to Capital Funds Agreement, dated as of June 1,
               1989 (B to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(a)  30   --   Fourteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of June 15, 1985, with Deposit Guaranty National Bank,
               United States Trust Company of New York and Malcolm J.  Hood, as
               Trustees (B-4(b) to Rule 24 Certificate, dated July 31, 1985, in
               70-7026).

(a)  31   --   Fifteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of May 1, 1986, with Deposit Guaranty National Bank,
               United States Trust Company of New York and Malcolm J.  Hood, as
               Trustees (B-4(b) to Rule 24 Certificate, dated June 5, 1986, in
               70-7158).

(a)  32   --   Sixteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of May 1, 1986, with United States Trust Company of New
               York and Malcolm J. Hood, as Trustees (D to Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(a)  33   --   Eighteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24
               Certificate, dated October 1, 1986, in 70-7272).

(a)  34   --   Nineteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24
               Certificate, dated October 1, 1986, in 70-7272).

(a)  35   --   Twentieth Supplementary Capital Funds Agreement and Assignment,
               dated as of November 15, 1987, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-1 to Rule 24
               Certificate, dated December 1, 1987, in 70-7382).

(a)  36   --   Twenty-first Supplementary Capital Funds Agreement and
               Assignment, dated as of December 1, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(a)  37   --   Twenty-third Supplementary Capital Funds Agreement and
               Assignment, dated as of January 11, 1991, with Chemical Bank, as agent (B-4(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(a)  38   --   Twenty-fourth Supplementary Capital Funds Agreement and
               Assignment, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-3(b) to
               Rule 24 Certificate dated July 14, 1992 in 70-7946).

(a)  39   --   Twenty-fifth Supplementary Capital Funds Agreement and
               Assignment, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F. Ganey, as Trustees (B-3(b) to
               Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a)  40   --   Twenty-sixth Supplementary Capital Funds Agreement and
               Assignment, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-3(c) to
               Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a)  41   --   Twenty-seventh Supplementary Capital Funds Agreement and
               Assignment, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)  42   --   Twenty-eighth Supplementary Capital Funds Agreement and
               Assignment, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(a)  43   --   First Amendment to Supplementary Capital Funds Agreements and
               Assignments, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy, Deposit Guaranty National Bank,
               United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7026).

(a)  44   --   First Amendment to Supplementary Capital Funds Agreements and
               Assignments, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy, United States Trust Company of New
               York and Gerard F.  Ganey (C to Rule 24 Certificate, dated June
               8, 1989, in 70-7123).

(a)  45   --   First Amendment to Supplementary Capital Funds Agreement and
               Assignment, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy and Chemical Bank (C to Rule 24
               Certificate, dated June 8, 1989, in 70-7561).

+(a) 46   --   Agreement between Entergy Corporation and Edwin Lupberger
               (10(a)-42 to Form 10-K for the fiscal year ended December 31, 1985, in 1-3517).

(a)  47   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

(a)  48   --   Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in
               70-6337), as amended by Amendment No. 1, dated as of May 1, 1980
               (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31,
               1980 (1 to Rule 24 Certificate, dated October 30, 1981, in
               70-6337).

(a)  49   --   Operating Agreement dated as of May 1, 1980, between System
               Energy and SMEPA (B(2)(a) in 70-6337).

(a)  50   --   Assignment, Assumption and Further Agreement No. 1, dated as of
               December 1, 1988, among System Energy, Meridian Trust Company and
               Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)  51   --   Assignment, Assumption and Further Agreement No. 2, dated as of
               December 1, 1988, among System Energy, Meridian Trust Company and
               Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)  52   --   Substitute Power Agreement, dated as of May 1, 1980, among MP&L,
               System Energy and SMEPA (B(3)(a) in 70-6337).

(a)  53   --   Grand Gulf Unit No. 2 Supplementary Agreement, dated as of
               February 7, 1986, between System Energy and SMEPA (10(aaa) in
               33-4033).

(a)  54   --   Compromise and Settlement Agreement, dated June 4, 1982, between
               Texaco, Inc. and LP&L (28(a) to Form 8-K, dated June 4, 1982, in
               1-3517).

+(a) 55   --   Post-Retirement Plan (10(a)37 to Form 10-K for the fiscal year ended December 31, 1983, in 1-3517).

(a)  56   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L and NOPSI (10(a)-39 to Form
               10-K for the fiscal year ended December 31, 1982, in 1-3517).

(a)  57   --   First Amendment to Unit Power Sales Agreement, dated as of June
               28, 1984, between System Energy and AP&L, LP&L, MP&L and NOPSI
               (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(a)  58   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a)  59   --   Middle South Utilities Inc. and Subsidiary Companies Intercompany
               Income Tax Allocation Agreement, dated April 28, 1988 (Exhibit
               D-1 to Form U5S for the year ended December 31, 1987).

(a)  60   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

(a)  61   --   Guaranty Agreement between Entergy Corporation and AP&L, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated
               September 27, 1990, in 70-7757).

(a)  62   --   Guarantee Agreement between Entergy Corporation and LP&L, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate, dated
               September 27, 1990, in 70-7757).

(a)  63   --   Guarantee Agreement between Entergy Corporation and System
               Energy, dated as of September 20, 1990 (B-3(a) to Rule 24
               Certificate, dated September 27, 1990, in 70- 7757).

(a)  64   --   Loan Agreement between Entergy Operations and Entergy
               Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24
               Certificate, dated June 15, 1990, in 70-7679).

(a)  65   --   Loan Agreement between Entergy Power and Entergy Corporation, dated as of August 28, 1990 (A-4(b) to Rule 24 Certificate, dated
               September 6, 1990, in 70-7684).

(a)  66   --   Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule
               24 Certificate in 70-7947).

+(a) 67   --   Executive Financial Counseling Program of Entergy Corporation and
               Subsidiaries (10(a) 52 to Form 10-K for the year ended
               December 31, 1989, in 1-3517).

+(a) 68   --   Entergy Corporation Annual Incentive Plan (10(a) 54 to Form 10-K
               for the year ended December 31, 1989, in 1-3517).

+(a) 69   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
               (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(a) 70   --   Retired Outside Director Benefit Plan (10(a)63 to Form 10-K for
               the year ended December 31, 1991, in 1-3517).

+(a) 71   --   Agreement between Entergy Corporation and Jerry D.  Jackson.
               (10(a) 67 to Form 10-K for the year ended December 31, 1992 in 1-
               3517).

+(a) 72   --   Agreement between Entergy Services, Inc., a subsidiary of
               Entergy Corporation, and Gerald D.  McInvale (10(a) 68 to Form
               10-K for the year ended December 31, 1992 in 1-3517).

+(a) 73   --   Supplemental Retirement Plan (10(a) 69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 74   --   Defined Contribution Restoration Plan of Entergy Corporation and
               Subsidiaries (10(a)53 to Form 10-K for the year ended
               December 31, 1989 in 1-3517).

+(a) 75   --   Amendment No. 1 to the Equity Ownership Plan of Entergy
               Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 76   --   Executive Disability Plan of Entergy Corporation and Subsidiaries
               (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-
               3517).

+(a) 77   --   Executive Medical Plan of Entergy Corporation and Subsidiaries
               (10(a) 73 to Form 10-K for the year ended December 31, 1992 in 1-
               3517).

+(a) 78   --   Stock Plan for Outside Directors of Entergy Corporation and
               Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a) 79   --   Summary Description of Private Ownership Vehicle Plan of Entergy
               Corporation and Subsidiaries (10(a) 75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

(a)  80   --   Agreement and Plan of Reorganization Between Entergy Corporation
               and Gulf States Utilities Company, dated June 5, 1992 (1 to
               Current Report on Form 8-K dated June 5, 1992 in 1-3517).

+*(a)81   --   Amendment to Defined Contribution Restoration Plan of
               Entergy Corporation and Subsidiaries.

+*(a)82   --   System Executive Retirement Plan.

System Energy

(b)  1    --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(b)  2    --   First Amendment to Availability Agreement, dated as of June 30,
               1977 (B to Rule 24 Certificate, dated June 24, 1977, in 70-5399).

(b)  3    --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(b)  4    --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(b)  5    --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(b)  6    --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(b)  7    --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York, Malcolm J.  Hood, and Deposit Guaranty
               National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated
               June 5, 1986, in 70-7158).

(b)  8    --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to
               Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(b)  9    --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(b)  10   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(b)  11   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 15, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(b)  12   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(b)  13   --   Twenty-third Assignment of Availability Agreement, Consent and
               Agreement, dated as of January 11, 1991, with Chemical Bank as
               Agent (B-3(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(b)  14   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(b)  15   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(b)  16   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(b)  17   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(b)  18   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(b)  19   --   Capital Funds Agreement, dated June 21, 1974, between Entergy
               Corporation and System Energy (C to Rule 24 Certificate, dated
               June 24, 1974, in 70-5399).

(b)  20   --   First Amendment to Capital Funds Agreement, dated as of June 1,
               1989 (B to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(b)  21   --   Fourteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of June 15, 1985, with Deposit Guaranty National Bank,
               United States Trust Company of New York and Malcolm J.  Hood, as
               Trustees (B-4(b) to Rule 24 Certificate, dated July 31, 1985, in
               70-7026).

(b)  22   --   Fifteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of May 1, 1986, with Deposit Guaranty National Bank,
               United States Trust Company of New York and Malcolm J.  Hood, as
               Trustees (B-4(b) to Rule 24 Certificate, dated June 5, 1986, in
               70-7158).

(b)  23   --   Sixteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of May 1, 1986, with United States Trust Company of New
               York and Malcolm J. Hood, as Trustees (D to Rule 24 Certificate, dated June 4, 1986, in 70-7123).

(b)  24   --   Eighteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24
               Certificate, dated October 1, 1986, in 70-7272).

(b)  25   --   Nineteenth Supplementary Capital Funds Agreement and Assignment,
               dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24
               Certificate, dated October 1, 1986, in 70-7272).

(b)  26   --   Twentieth Supplementary Capital Funds Agreement and Assignment,
               dated as of November 15, 1987, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-1 to Rule 24
               Certificate, dated December 1, 1987, in 70-7382).

(b)  27   --   Twenty-first Supplementary Capital Funds Agreement and
               Assignment, dated as of December 1, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(b)  28   --   Twenty-third Supplementary Capital Funds Agreement and
               Assignment, dated as of January 11, 1991, with Chemical Bank as
               Agent (B-4(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(b)  29   --   Twenty-fourth Supplementary Capital Funds Agreement and
               Assignment, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-3(b) to
               Rule 24 Certificate dated July 14, 1992, in 70-7946).

(b)  30   --   Twenty-fifth Supplementary Capital Funds Agreement and
               Assignment, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-3(b) to
               Rule 24 Certificate dated November 2, 1992, in 70-7946).

(b)  31   --   Twenty-sixth Supplementary Capital Funds Agreement and
               Assignment, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-3(c) to
               Rule 24 Certificate dated November 2, 1992, in 70-7946).

(b)  32   --   Twenty-seventh Supplementary Capital Funds Agreement and
               Assignment, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(b)  33   --   Twenty-eighth Supplementary Capital Funds Agreement and
               Assignment, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(b)  34   --   First Amendment to Supplementary Capital Funds Agreements and
               Assignments, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy, Deposit Guaranty National Bank,
               United States Trust Company of New York and Gerard F.  Ganey, as
               Trustees (C to Rule 24 Certificate, dated June 8, 1989, in
               70-7026).

(b)  35   --   First Amendment to Supplementary Capital Funds Agreements and
               Assignments, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy, United States Trust Company of New
               York and Gerard F. Ganey, as Trustees (C to Rule 24 Certificate, dated June 8, 1989, in 70-7123).

(b)  36   --   First Amendment to Supplementary Capital Funds Agreement and
               Assignment, dated as of June 1, 1989, by and between Entergy
               Corporation, System Energy and Chemical Bank (C to Rule 24
               Certificate, dated June 8, 1989, in 70-7561).

(b)  37   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

(b)  38   --   Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in
               70-6337), as amended by Amendment No. 1, dated as of May 1, 1980
               (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31,
               1980 (1 to Rule 24 Certificate, dated October 30, 1981, in
               70-6337).

(b)  39   --   Operating Agreement, dated as of May 1, 1980, between System
               Energy and SMEPA (B(2)(a) in 70-6337).

(b)  40   --   Assignment, Assumption and Further Agreement No. 1, dated as of
               December 1, 1988, among System Energy, Meridian Trust Company and
               Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b)  41   --   Assignment, Assumption and Further Agreement No. 2, dated as of
               December 1, 1988, among System Energy, Meridian Trust Company and
               Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b)  42   --   Substitute Power Agreement, dated as of May 1, 1980, among MP&L,
               System Energy and SMEPA (B(3)(a) in 70-6337).

(b)  43   --   Grand Gulf Unit No. 2 Supplementary Agreement, dated as of
               February 7, 1986, between System Energy and SMEPA (10(aaa) in
               33-4033).

(b)  44   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L and NOPSI (10(a)-39 to
               Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(b)  45   --   First Amendment to the Unit Power Sales Agreement, dated as of
               June 28, 1984, between System Energy and AP&L, LP&L, MP&L and
               NOPSI (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(b)  46   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b)  47   --   Fuel Lease, dated as of March 3, 1989, between River Fuel Funding
               Company #3, Inc. and System Energy (B-1(b) to Rule 24
               Certificate, dated March 3, 1989, in 70-7604).

(b)  48   --   Sales Agreement, dated as of June 21, 1974, between System Energy and MP&L (D to Rule 24 Certificate, dated June 26, 1974, in
               70-5399).

(b)  49   --   Service Agreement, dated as of June 21, 1974, between System
               Energy and MP&L (E to Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(b)  50   --   Partial Termination Agreement, dated as of December 1, 1986, between System Energy and MP&L (A-2 to Rule 24 Certificate, dated
               January 8, 1987, in 70-5399).

(b)  51   --   Middle South Utilities, Inc. and Subsidiary Companies
               Intercompany Income Tax Allocation Agreement, dated April 28,
               1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b)  52   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

(b)  53   --   Service Agreement with Entergy Services, dated as of July 16,
               1974, as amended (10(b)-43 to Form 10-K for the fiscal year ended
               December 31, 1988, in 1-9067).

(b)  54   --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(b)-45 to Form 10-K for the fiscal year ended
               December 31, 1990, in 1-9067).

(b)  55   --   Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate, dated
               June 15, 1990, in 70-7679).

(b)  56   --   Guarantee Agreement between Entergy Corporation and System
               Energy, dated as of September 20, 1990 (B-3(a) to Rule 24
               Certificate, dated September 27, 1990, in 70-7757).

+(b) 57   --   Agreement between System Energy and Donald C.  Hintz (10(b)47 to
               Form 10-K for the year ended December 31, 1991, in 1-9067).

+(b) 58   --   Agreement between Entergy Corporation and Edwin Lupberger
               (10(a)-42 to Form 10-K for the year ended December 31, 1985 in 1-3517).

+(b) 59   --   Agreement between Entergy Services and Gerald D.  McInvale
               (10(a)-69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

AP&L

(c)  1    --   Agreement, dated April 23, 1982, among AP&L and certain other
               System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(c)  2    --   Middle South Utilities System Agency Agreement, dated December
               11, 1970 (5(a)2 in 2-41080).

(c)  3    --   Amendment, dated February 10, 1971, to Middle South Utilities
               System Agency Agreement, dated December 11, 1970 (5(a)-4 in
               2-41080).

(c)  4    --   Middle South Utilities System Agency Coordination Agreement,
               dated December 11, 1970 (5(a)-3 in 2-41080).

(c)  5    --   Service Agreement with Entergy Services, dated as of April 1,
               1963 (5(a)-5 in 2-41080).

(c)  6    --   Amendment, dated January 1, 1972, to Service Agreement with
               Entergy Services (5(a)- 6 in 2-43175).

(c)  7    --   Amendment, dated April 27, 1984, to Service Agreement, with
               Entergy Services (10(a)- 7 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-3517).

(c)  8    --   Amendment, dated August 1, 1988, to Service Agreement with
               Entergy Services (10(c)- 8 to Form 10-K for the fiscal year ended
               December 31, 1988, in 1-10764).

(c)  9    --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(c)-9 to Form 10-K for the fiscal year ended
               December 31, 1990, in 1-10764).

(c)  10   --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(c)  11   --   First Amendment to Availability Agreement, dated June 30, 1977 (B to Rule 24 Certificate, dated June 24, 1977, in 70-5399).

(c)  12   --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(c)  13   --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(c)  14   --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(c)  15   --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(c)  16   --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with Deposit Guaranty
               National Bank, United States Trust Company of New York, and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(c)  17   --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to Rule
               24 Certificate, dated June 4, 1986, in 70-7123).

(c)  18   --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(c)  19   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(c)  20   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 15, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(c)  21   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(c)  22   --   Twenty-third Assignment of Availability Agreement, Consent and
               Agreement, dated as of January 11, 1991, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(c)  23   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(c)  24   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(c)  25   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(c)  26   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(c)  27   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(c)  28   --   Agreement, dated August 20, 1954, between AP&L and the United
               States of America (SPA)(13(h) in 2-11467).

(c)  29   --   Amendment, dated April 19, 1955, to the United States of America
               (SPA) Contract, dated August 20, 1954 (5(d)-2 in 2-41080).

(c)  30   --   Amendment, dated January 3, 1964, to the United States of America
               (SPA) Contract, dated August 20, 1954 (5(d)-3 in 2-41080).

(c)  31   --   Amendment, dated September 5, 1968, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-4 in
               2-41080).

(c)  32   --   Amendment, dated November 19, 1970, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-5 in
               2-41080).

(c)  33   --   Amendment, dated July 18, 1961, to the United States of America
               (SPA) Contract, dated August 20, 1954 (5(d)-6 in 2-41080).

(c)  34   --   Amendment, dated December 27, 1961, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-7 in
               2-41080).

(c)  35   --   Amendment, dated January 25, 1968, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-8 in
               2-41080).

(c)  36   --   Amendment, dated October 14, 1971, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-9 in
               2-43175).

(c)  37   --   Amendment, dated January 10, 1977, to the United States of
               America (SPA) Contract, dated August 20, 1954 (5(d)-10 in
               2-60233).

(c)  38   --   Agreement, dated May 14, 1971, between AP&L and the United States of America (SPA) (5(e) in 2-41080).

(c)  39   --   Amendment, dated January 10, 1977, to the United States of
               America (SPA) Contract, dated May 14, 1971 (5(e)-1 in 2-60233).

(c)  40   --   Contract, dated May 28, 1943, Amendment to Contract, dated July
               21, 1949, and Supplement to Amendment to Contract, dated December
               30, 1949, between AP&L and McKamie Gas Cleaning Company;
               Agreements, dated as of September 30, 1965, between AP&L and former stockholders of McKamie Gas Cleaning Company; and Letter
               Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by AP&L on June 24, 1966 (5(k)-7 in 2-41080).

(c)  41   --   Agreement, dated April 3, 1972, between Entergy Services and Gulf
               United Nuclear Fuels Corporation (5(l)-3 in 2-46152).

(c)  42   --   Fuel Lease, dated as of December 22, 1988, between River Fuel
               Trust #1 and AP&L (B-1(b) to Rule 24 Certificate in 70-7571).

(c)  43   --   White Bluff Operating Agreement, dated June 27, 1977, among AP&L and Arkansas Electric Cooperative Corporation and City Water and
               Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24
               Certificate, dated June 30, 1977, in 70-6009).

(c)  44   --   White Bluff Ownership Agreement, dated June 27, 1977, among AP&L and Arkansas Electric Cooperative Corporation and City Water and
               Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24
               Certificate, dated June 30, 1977, in 70-6009).

(c)  45   --   Agreement, dated June 29, 1979, between AP&L and City of Conway,
               Arkansas (5(r)-3 in 2-66235).

(c)  46   --   Transmission Agreement, dated August 2, 1977, between AP&L and
               City Water and Light Plant of the City of Jonesboro, Arkansas
               (5(r)-3 in 2-60233).

(c)  47   --   Power Coordination, Interchange and Transmission Service
               Agreement, dated as of June 27, 1977, between Arkansas Electric
               Cooperative Corporation and AP&L (5(r)-4 in 2-60233).

(c)  48   --   Independence Steam Electric Station Operating Agreement, dated
               July 31, 1979, among AP&L and Arkansas Electric Cooperative
               Corporation and City Water and Light Plant of the City of
               Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-6 in
               2-66235).

(c)  49   --   Amendment, dated December 4, 1984, to the Independence Steam
               Electric Station Operating Agreement (10(c) 51 to Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)  50   --   Independence Steam Electric Station Ownership Agreement, dated
               July 31, 1979, among AP&L and Arkansas Electric Cooperative
               Corporation and City Water and Light Plant of the City of
               Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-7 in
               2-66235).

(c)  51   --   Amendment, dated December 28, 1979, to the Independence Steam
               Electric Station Ownership Agreement (5(r)-7(a) in 2-66235).

(c)  52   --   Amendment, dated December 4, 1984, to the Independence Steam
               Electric Station Ownership Agreement (10(c) 54 to Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)  53   --   Owner's Agreement, dated November 28, 1984, among AP&L, MP&L, other co-owners of the Independence Station (10(c) 55 to Form
               10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)  54   --   Consent, Agreement and Assumption, dated December 4, 1984, among
               AP&L, MP&L, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to
               Form 10-K for the fiscal year ended December 31, 1984, in 1-10764).

(c)  55   --   Power Coordination, Interchange and Transmission Service
               Agreement, dated as of July 31, 1979, between AP&L and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-8 in
               2-66235).

(c)  56   --   Power Coordination, Interchange and Transmission Agreement, dated as of June 29, 1979, between City of Conway, Arkansas and AP&L
               (5(r)-9 in 2-66235).

(c)  57   --   Agreement, dated June 21, 1979, between AP&L and Reeves E.
               Ritchie ((10)(b)-90 to Form 10-K for the fiscal year ended
               December 31, 1980, in 1-10764).

(c)  58   --   Agreement, dated as of January 30, 1981, between AP&L and MP&L, relating to the Independence Station (B-3 in 70-6614).

(c)  59   --   Amendment No. 1, dated as of June 30, 1981, to Agreement, dated as of January 30, 1981, between AP&L and MP&L, relating to the Independence Station (10(b) in 2-73310).

(c)  60   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

+(c) 61   --   Post-Retirement Plan (10(b) 55 to Form 10-K for the fiscal year ended December 31, 1983, in 1-10764).

(c)  62   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L, and NOPSI (10(a) 39 to Form
               10-K for the fiscal year ended December 31, 1982, in 1-3517).

(c)  63   --   First Amendment to Unit Power Sales Agreement, dated as of June
               28, 1984, between System Energy, AP&L, LP&L, MP&L, and NOPSI (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(c)  64   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c)  65   --   Contract For Disposal of Spent Nuclear Fuel and/or High-Level
               Radioactive Waste, dated June 30, 1983, among the DOE, System
               Fuels and AP&L (10(b)-57 to Form 10-K for the fiscal year ended
               December 31, 1983, in 1-10764).

(c)  66   --   Middle South Utilities, Inc. and Subsidiary Companies
               Intercompany Income Tax Allocation Agreement, dated April 28,
               1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c)  67   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

(c)  68   --   Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and AP&L (B to Rule 24 letter filing, dated
               November 10, 1987, in 70-5964).

(c)  69   --   Coal Supply Agreement, dated December 22, 1976, between System
               Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by
               First Amendment (A to Rule 24 Certificate in 70-5964); Second
               Amendment (A to Rule 24 letter filing, dated December 16, 1983, in 70-5964); and Third Amendment (A to Rule 24 letter filing, dated November 10, 1987 in 70-5964).

(c)  70   --   Operating Agreement between Entergy Operations and AP&L, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate, dated June 15,
               1990, in 70-7679).

(c)  71   --   Guaranty Agreement between Entergy Corporation and AP&L, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated
               September 27, 1990, in 70-7757).

(c)  72   --   Agreement for Purchase and Sale of Independence Unit 2 between
               AP&L and Entergy Power, dated as of August 28, 1990 (B-3(c) to
               Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)  73   --   Agreement for Purchase and Sale of Ritchie Unit 2 between AP&L and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24
               Certificate, dated September 6, 1990, in 70-7684).

(c)  74   --   Ritchie Steam Electric Station Unit No. 2 Operating Agreement
               between AP&L and Entergy Power, dated as of August 28, 1990
               (B-5(a) to Rule 24 Certificate, dated September 6, 1990, in
               70-7684).

(c)  75   --   Ritchie Steam Electric Station Unit No. 2 Ownership Agreement
               between AP&L and Entergy Power, dated as of August 28, 1990
               (B-6(a) to Rule 24 Certificate, dated September 6, 1990, in
               70-7684).

(c)  76   --   Power Coordination, Interchange and Transmission Service
               Agreement between Entergy Power and AP&L, dated as of August 28,
               1990 (10(c)-71 to Form 10-K for the fiscal year ended
               December 31, 1990, in 1-10764).

+(c) 77   --   Executive Financial Counseling Program of Entergy Corporation and
               Subsidiaries (10(a)52 to Form 10-K for the year ended December
               31, 1989, in 1-3517).

+(c) 78   --   Entergy Corporation Annual Incentive Plan (10(a)54 to Form 10-K
               for the year ended December 31, 1989, in 1-3517).

+(c) 79   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
               (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(c) 80   --   Agreement between Arkansas Power & Light Company and R.
               Drake Keith. (10(c) 78 to Form 10-K for the year ended December
               31, 1992 in 1-10764).

+(c) 81   --   Supplemental Retirement Plan (10(a)69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 82   --   Defined Contribution Restoration Plan of Entergy Corporation and
               Subsidiaries (10(a)53 to Form 10-K for the year ended
               December 31, 1989 in 1-3517).

+(c) 83   --   Amendment No. 1 to the Equity Ownership Plan of Entergy
               Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 84   --   Executive Disability Plan of Entergy Corporation and Subsidiaries
               (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 85   --   Executive Medical Plan of Entergy Corporation and Subsidiaries
               (10(a)73 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 86   --   Stock Plan for Outside Directors of Entergy Corporation and
               Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended
               December 31, 1992 in 1-3517).

+(c) 87   --   Summary Description of Private Ownership Vehicle Plan of Entergy
               Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 88   --   Agreement between Entergy Corporation and Edwin Lupberger
               (10(a)-42 to Form 10-K for the year ended December 31, 1985 in 1-3517).

+(c) 89   --   Agreement between Entergy Corporation and Jerry D.  Jackson
               (10(a)-68 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 90   --   Agreement between Entergy Services and Gerald D.  McInvale
               (10(a)-69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c) 91   --   Agreement between System Energy and Donald C.  Hintz (10(b)-47 to
               Form 10-K for the year ended December 31, 1991 in 1-9067).

+(c) 92   --   Summary Description of Retired Outside Director Benefit Plan.
               (10(c) 90 to Form 10-K for the year ended December 31, 1992 in 1-
               10764).

+(c) 93   --   Amendment to Defined Contribution Restoration Plan of Entergy
               Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(c) 94   --   System Executive Retirement Plan (10(a) 82 to Form 10-K for the
               year ended December 31, 1993 in 1-11299).

GSU

(d)  1    --   Guaranty Agreement, dated as of December 1, 1971, relating to
               Pollution Control Revenue Bonds of the Industrial Development
               Board of the Parish of Calcasieu, Inc. (Louisiana) (5-26 to
               Registration No. 2-52878).

(d)  2    --   Guaranty Agreement, dated July 1, 1976, between GSU and the
               Parish of Iberville, Louisiana (C and D to Form 8-K, dated August
               6, 1976 in 1-2703).

(d)  3    --   Lease of Railroad Equipment, dated as of December 1, 1981, between The Connecticut Bank and Trust Company as Lessor and GSU as Lessee and First Supplement, dated as of December 31, 1981, relating to 605 One Hundred-Ton Unit Train Steel Coal Porter Cars
               (4-12 to Form 10-K for the year ended December 31, 1981 in 1-
               2703).

(d)  4    --   Guaranty Agreement, dated August 1, 1992, between GSU and
               Hibernia National Bank, relating to Pollution Control Revenue
               Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)  5    --   Guaranty Agreement, dated January 1, 1993, between GSU and
               Hancock Bank of Louisiana, relating to Pollution Control Revenue
               Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)  6    --   Deposit Agreement, dated as of December 1, 1983 between GSU,
               Morgan Guaranty Trust Co. as Depositary and the Holders of
               Despositary Receipts, relating to the Issue of 900,000 Depositary
               Preferred Shares, each representing 1/2 share of Adjustable Rate
               Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form
               10-K for the year ended December 31, 1983 in 1-2703).

(d)  7    --   Letter of Credit Agreement between GSU and Bankers Trust Company relating to Pollution Control Revenue Bonds of the Parish of West
               Feliciana, State of Louisiana, Series 1984A (4-18 to Form 10-K for the year ended December 31, 1984 in 1-2703).

(d)  8    --   Letter of Credit and Reimbursement Agreement, dated December 27,
               1985, between GSU and Westpack Banking Corporation relating to
               Variable Rate Demand Pollution Control Revenue Bonds of the
               Parish of West Feliciana, State of Louisiana, Series 1985-D (4-26 to Form 10-K for the year ended December 31, 1985 in 1-2703) and Letter Agreement amending same dated October 20, 1992 (10-3 to
               Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)  9    --   Reimbursement and Loan Agreement, dated as of April 23, 1986, by and between GSU and The Long-Term Credit Bank of Japan, Ltd., relating to Multiple Rate Demand Pollution Control Revenue Bonds of the Parish of West Feliciana, State of Louisiana, Series 1985
               (4-26 to Form 10-K, for the year ended December 31, 1986 in 1-
               2703) and Letter Agreement amending same, dated February 19, 1993
               (10 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)  10   --   Agreement effective February 1, 1964, between Sabine River
               Authority, State of Louisiana, and Sabine River Authority of
               Texas, and GSU, Central Louisiana Electric Company, Inc., and
               Louisiana Power & Light Company, as supplemented (B to Form 8-K, dated May 6, 1964, A to Form 8-K, dated October 5, 1967, A to
               Form 8-K, dated May 5, 1969, and A to Form 8-K, dated December 1,
               1969, in 1-2708).

(d)  11   --   Joint Ownership Participation and Operating Agreement regarding
               River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between
               GSU, Cajun, and SRG&T; Power Interconnection Agreement with
               Cajun, dated June 26, 1978, and approved by the REA on August 16,
               1979, between GSU and Cajun; and Letter Agreement regarding CEPCO buybacks, dated August 28, 1979, between GSU and Cajun (2, 3, and
               4, respectively, to Form 8-K, dated September 7, 1979, in 1-
               2703).

(d)  12   --   Ground Lease, dated August 15, 1980, between Statmont Associates
               Limited Partnership (Statmont) and GSU, as amended (3 to Form 8-
               K, dated August 19, 1980, and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)  13   --   Lease and Sublease Agreement, dated August 15, 1980, between
               Statmont and GSU, as amended (4 to Form 8-K, dated August 19,
               1980, and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)  14   --   Lease Agreement, dated September 18, 1980, between BLC
               Corporation and GSU (1 to Form 8-K, dated October 6, 1980 in 1-
               2703).

(d)  15   --   Joint Ownership Participation Agreement for Big Cajun, between
               GSU, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T,
               Inc, dated November 14, 1980 (6 to Form 8-K, dated January 29,
               1981 in 1-2703); Amendment No. 1, dated December 12, 1980 (7 to
               Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K, dated January 29, 1981 in
               1-2703).

(d)  16   --   Agreement of Joint Ownership Participation between SRMPA, SRG&T and GSU, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K, dated June 11, 1980, A-2-b to Form 10-Q
               For the quarter ended June 30, 1982; and 10-1 to Form 8-K, dated
               February 19, 1988 in 1-2703).

(d)  17   --   Agreements between Southern Company and GSU, dated February 25,
               1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K, for the year ended
               December 31, 1981 in 1-2703).

+(d) 18   --   GSU Management Incentive Compensation Plan and Administrative
               Guideline as restated March, 1981, effective for the fiscal year commencing January 1, 1981 (10-33 to Form 10-K for the year ended
               December 31, 1981 in 1-2703).

+(d) 19   --   GSU Stock Appreciation Plan (10-34 to Form 10-K for the year ended December 31, 1981 in 1-2703), and Amendment, dated May 5,
               1988 (10-20 to Form 10-K for the year ended December 31, 1988 in
               1-2703); Amendment, dated December 4, 1990 (10-2 to Form 10-K for the year ended December 31, 1990 in 1-2703) Amendment, dated
               December 4, 1991 (10-1 to Form 10-K for the year ended December
               31, 1991 in 1-2703).

+(d) 20   --   Executive Income Security Plan, effective October 1, 1980, as amended, continued and completely restated effective as of March
               1, 1991 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-2703).

 (d) 21   --   Joint Ownership Participation Agreement for Big Cajun between
               GSU, Cajun, and SRG&T, dated November 14, 1980 (6 to Form 8-K, dated January 29, 1981 in 1-2703).

(d)  22   --   Amendment No. 1 to the Joint Ownership Participation Agreement
               for Big Cajun, between GSU, Cajun, and SRG&T, dated December 12,
               1980 (7 to Form 8-K, dated January 29, 1981 in 1-2703).

(d)  23   --   Amendment No. 2 to the Joint Ownership Participation Agreement
               for Big Cajun, between GSU, Cajun, and SRG&T, dated December 29,
               1980 (8 to Form 8-K, dated January 29, 1981 in 1-2703).

(d)  24   --   Interchange contract between GSU and Alabama Power Company,
               Georgia Power & Light Company, Gulf Power Company, Mississippi
               Power Company and Southern Company Services, Inc. dated February
               25, 1981 (A-2-b to Form 10-Q for the quarter ended March 31, 1982 in 1-2703); and Amendment, dated December 6, 1983 (10-42 to Form
               10-K, for the year end December 31, 1983 in 1-2703). GSU's position is that Schedule E of this contract was terminated in 1986.

(d)  25   --   Transmission Facilities Agreement between GSU and Mississippi
               Power Company, dated February 28, 1982, and Amendment, dated May
               12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-2703) and Amendment, dated December 6, 1983 (10-43 to Form
               10-K, for the year ended December 31, 1983 in 1-2703).

+(d) 26   --   Employment Agreement entered into as of May 1, 1986, by GSU and
               E. Linn Draper and Amendments, dated December 22, 1986 (10-42 to
               Form 10-K, for the year ended December 31, 1986 in 1-2703), June
               4, 1987 (4-14-75 to Form 10-K, for the year ended December 31,
               1987 in 1-2703); February 13, 1989 (10-39 to Form 10-K for the
               year ended December 31, 1988 in 1-2703), February 28, 1990 (10-4 to Form 10-K for the year ended December 31, 1989 in 1-2703);
               Amendment, dated September 5, 1990 (10-4 to Form 10-K for the year ended December 31, 1990 in 1-2703), and termination agreement effective February 28, 1992 (10-I to Form 10-K for the year ended December 31, 1991 in 1-2703).

(d)  27   --   Lease Agreement dated as of June 29, 1983, between GSU and City
               National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training Center for River
               Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30,
               1983 in 1-2703) and Amendment, dated December 14, 1984 (10-55 to
               Form 10-K, for the year ended December 31, 1984 in 1-2703).

(d)  28   --   Participation Agreement, dated as of June 29, 1983, among GSU,
               City National Bank of Baton Rouge, PruFunding, Inc. Bank of the
               Southwest National Association, Houston and Bankers Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended
               June 30, 1983 in 1-2703).

(d)  29   --   Tax Indemnity Agreement, dated as of June 29, 1983, between GSU and Prufunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to
               Form 10-Q for the quarter ended June 30, 1993 in 1-2703).

(d)  30   --   Agreement to Lease, dated as of August 28, 1985, among GSU, City
               National Bank of Baton Rouge, as Owner Trustee, and Prudential
               Interfunding Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training Facility for River Bend
               Unit I (10-69 to Form 10-K, for the year ended December 31, 1985 in 1-2703).

(d)  31   --   First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine
               River Authority, State of Texas, and GSU, Central Louisiana
               Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-2703).

+(d) 32   --   Employment Agreement entered into as of November 8, 1985, by GSU and Joseph L. Donnelly (10-75 to Form 10-K for the year ended
               December 31, 1986 in 1-2703) and Amendment, dated March 2, 1990
               (10-3 to Form 10-K for the year ended December 31, 1989 in 1-
               2703); and superseding agreement, dated February 12, 1992 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-2703).

+(d) 33   --   Deferred Compensation Plan for Directors of GSU and Varibus
               Corporation, as amended January 8, 1987, and effective January 1,
               1987 (10-77 to Form 10-K for the year ended December 31, 1986 in
               1-2703).  Amendment dated December 4, 1991 (10-3 to Amendment No.
               8 in Registration No. 2-76551).

+(d) 34   --   Trust Agreement for Deferred Payments to be made by GSU pursuant to the Executive Income Security Plan, by and between GSU and Bankers Trust Company, effective November 1, 1986 (10-78 to Form
               10-K for the year ended December 31, 1986 in 1-2703).

+(d) 35   --   Trust Agreement for Deferred Installments under GSU's Management
               Incentive Compensation Plan and Administrative Guidelines by and between GSU and Bankers Trust Company, effective June 1, 1986
               (10-79 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d) 36   --   Nonqualified Deferred Compensation Plan for Officers, Nonemployee
               Directors and Designated Key Employees, effective December 1,
               1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-
               76551).

+(d) 37   --   Trust Agreement for GSU's Nonqualified Directors and Designated
               Key Employees by and between GSU and First City, Texas-Beaumont,
               N.A., effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)  38   --   Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and GSU related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-2703).

(d)  39   --   Nuclear Fuel Lease Agreement between GSU and River Bend Fuel
               Services, Inc. to lease the fuel for River Bend Unit 1, dated
               February 7, 1989 (10-64 to Form 10-K for the year ended December
               31, 1988 in 1-2703).

(d)  40   --   Credit Agreement between GSU, Morgan Guaranty and Trust Company of New York, Citibank, First City, Texas-Houston, N.A., The Bank of New York, Bankers Trust Company and Canadian Imperial Bank for
               $100,000,000 line of credit, dated March 17, 1992 (10-5 to
               Amendment No. 8 in Registration No. 2-76551).

(d)  41   --   Trust and Investment Management Agreement between GSU and Morgan
               Guaranty and Trust Company of New York with respect to decommissioning funds authorized to be collected by GSU, dated
               March 15, 1989 (10-66 to Form 10-K for the year ended December
               31, 1988 in 1-2703).

(d)  42   --   Partnership Agreement by and among Conoco Inc., and GSU, CITGO
               Petroleum Corporation and Vista Chemical Company, dated April 28,
               1988 (10-67 to Form 10-K for the year ended December 31, 1988 in
               1-2703).

+(d) 43   --   Gulf States Utilities Company Executive Continuity Plan, dated
               January 18, 1991 (10-6 to Form 10-K for the year ended December
               31, 1990 in 1-2703).

+(d) 44   --   Trust Agreement for GSU's Executive Continuity Plan, by and
               between GSU and First City, Texas-Beaumont, N.A., effective May
               20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-2703).

+(d) 45   --   Gulf States Utilities Board of Directors' Retirement Plan, dated
               February 15, 1991 (10-8 to Form 10-K for the year ended December
               31, 1990 in 1-2703).

+(d) 46   --   Gulf States Utilities Company Employees' Trustee Retirement Plan
               effective July 1, 1955 as amended, continued and completely restated effective January 1, 1989; and Amendment No.1 effective
               January 1, 1993 (10-6 to Form 10-K for the year ended December
               31, 1992 in 1-2703).

(d)  47   --   Agreement and Plan of Reorganization, dated June 5, 1992, between
               GSU and Entergy Corporation (2 to Form 8-K, dated June 8, 1992 in
               1-2703).

+(d) 48   --   Nonqualified Accrued Contributions Plan for Designated Key
               Employees effective January 1, 1989; Amendment No. 1 effective as of March 1, 1990; and Amendment No. 2 effective as of December 4,
               1990 (10-1 to Amendment No. 1 to Registration No. 33-48889).

+(d) 49   --   Gulf States Utilities Company Employee Stock Ownership Plan, as
               amended, continued, and completely restated effective January 1, 1984, and January 1, 1985 (A to Form 11-K, dated December 31,
               1985 in 1-2703).

+(d) 50   --   Trust Agreement under the Gulf States Utilities Company Employee
               Stock Ownership Plan, dated December 30, 1976, between GSU and the Louisiana National Bank, as Trustee (2-A to Registration No.
               2-62395).

+(d) 51   --   Letter Agreement dated September 7, 1977 between GSU and the
               Trustee, delegating certain of the Trustee's functions to the ESOP Committee (2-B to Registration Statement No. 2-62395).

+(d) 52   --   Gulf States Utilities Company Employees Thrift Plan as amended, continued and completely restated effective as of January 1, 1992
               (28-1 to Amendment No. 8 to Registration No. 2-76551).

+(d) 53   --   Restatement of Trust Agreement under the Gulf States Utilities
               Company Employees Thrift Plan, reflecting changes made through January 1, 1989, between GSU and First City, Texas-Beaumont,
               N.A., (formerly First Security Bank of Beaumont, N.A.), as
               Trustee (2-A to Form 8-K dated October 20, 1989 in 1-2703).

(d)  54   --   Operating Agreement between Entergy Operations and GSU, dated as of December 31, 1993 (B-2(f) to Rule 24 Certificate in 70-8059).

(d)  55   --   Guarantee Agreement between Entergy Corporation and GSU, dated as of December 31, 1993 (B-5(a) to Rule 24 Certificate in 70-8059).

(d)  56   --   Service Agreement with Entergy Services, dated as of December 31,
               1993 (B-6(c) to Rule 24 Certificate in 70-8059).

+*(d)57   --   Amendment to Employment Agreement between J. L. Donnelly and
               GSU, dated December 22, 1993.

*(d) 58   --   Amendment to Letter of Credit and Reimbursement Agreement between
               GSU and Westpac Banking Corporation

LP&L

(e)  1    --   Agreement, dated April 23, 1982, among LP&L and certain other
               System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(e)  2    --   Middle South Utilities System Agency Agreement, dated December
               11, 1970 (5(a)-2 in 2-41080).

(e)  3    --   Amendment, dated as of February 10, 1971, to Middle South
               Utilities System Agency Agreement, dated December 11, 1970
               (5(a)-4 in 2-41080).

(e)  4    --   Middle South Utilities System Agency Coordination Agreement,
               dated December 11, 1970 (5(a)-3 in 2-41080).

(e)  5    --   Service Agreement with Entergy Services, dated as of April 1,
               1963 (5(a)-5 in 2-42523).

(e)  6    --   Amendment, dated as of January 1, 1972, to Service Agreement with
               Entergy Services (4(a)-6 in 2-45916).

(e)  7    --   Amendment, dated as of April 27, 1984, to Service Agreement with
               Entergy Services (10(a) 7 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-3517).

(e)  8    --   Amendment, dated as of August 1, 1988, to Service Agreement with
               Entergy Services (10(d)-8 to Form 10-K for the fiscal year ended
               December 31, 1988, in 1-8474).

(e)  9    --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(d)-9 to Form 10-K for the fiscal year ended
               December 31, 1990, in 1-8474).

(e)  10   --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(e)  11   --   First Amendment to Availability Agreement, dated as of June 30,
               1977 (B to Rule 24 Certificate, dated June 30, 1977, in 70-5399).

(e)  12   --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(e)  13   --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(e)  14   --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(e)  15   --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(e)  16   --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York, Malcolm J.  Hood, and Deposit Guaranty
               National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated
               June 5, 1986, in 70-7158).

(e)  17   --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to Rule
               24 Certificate, dated June 4, 1986, in 70-7123).

(e)  18   --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(e)  19   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(e)  20   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 16, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(e)  21   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(e)  22   --   Twenty-third Assignment of Availability Agreement, Consent and
               Agreement, dated as of January 11, 1991, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(e)  23   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(e)  24   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(e)  25   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(e)  26   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(e)  27   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17,1993, with Chemical Bank, as Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(e)  28   --   Fuel Lease, dated as of January 31, 1989, between River Fuel
               Company #2, Inc., and LP&L (B-1(b) to Rule 24 Certificate in
               70-7580).

(e)  29   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

(e)  30   --   Compromise and Settlement Agreement, dated June 4, 1982, between
               Texaco, Inc. and LP&L (28(a) to Form 8-K, dated June 4, 1982, in
               1-8474).

+(e) 31   --   Post-Retirement Plan (10(c)23 to Form 10-K for the fiscal year ended December 31, 1983, in 1-8474).

(e)  32   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L and NOPSI (10(a) 39 to Form
               10-K for the fiscal year ended December 31, 1982, in 1-3517).

(e)  33   --   First Amendment to the Unit Power Sales Agreement, dated as of
               June 28, 1984, between System Energy and AP&L, LP&L, MP&L and
               NOPSI (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(e)  34   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e)  35   --   Middle South Utilities, Inc. and Subsidiary Companies
               Intercompany Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(e)  36   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e)  37   --   Contract for Disposal of Spent Nuclear Fuel and/or High-Level
               Radioactive Waste, dated February 2, 1984, among DOE, System
               Fuels and LP&L (10(d)33 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-8474).

(e)  38   --   Operating Agreement between Entergy Operations and LP&L, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate, dated June 15,
               1990, in 70-7679).

(e)  39   --   Guarantee Agreement between Entergy Corporation and LP&L, dated as of September 20, 1990 (B-2(a), to Rule 24 Certificate, dated
               September 27, 1990, in 70-7757).

+(e) 40   --   Executive Financial Counseling Program of Entergy Corporation and
               Subsidiaries (10(a) 52 to Form 10-K for the year ended
               December 31, 1989, in 1-3517).

+(e) 41   --   Entergy Corporation Annual Incentive Plan (10(a) 54 to Form 10-K
               for the year ended December 31, 1989, in 1-3517).

+(e) 42   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
               (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(e) 43   --   Supplemental Retirement Plan (10(a) 69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e) 44   --   Defined Contribution Restoration Plan of Entergy Corporation and
               Subsidiaries (10(a) 53 to Form 10-K for the year ended
               December 31, 1989 in 1-3517).

+(e) 45   --   Amendment No. 1 to the Equity Ownership Plan of Entergy
               Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e) 46   --   Executive Disability Plan of Entergy Corporation and Subsidiaries
               (10(a) 72 to Form 10-K for the year ended December 31, 1992 in
               1-3517).

+(e) 47   --   Executive Medical Plan of Entergy Corporation and Subsidiaries
               (10(a) 73 to Form 10-K for the year ended December 31, 1992 in
               1-3517).

+(e) 48   --   Stock Plan for Outside Directors of Entergy Corporation and
               Subsidiaries (10(a) 74 to Form 10-K for the year ended
               December 31, 1992 in 1-3517).

+(e) 49   --   Summary Description of Private Ownership Vehicle Plan of Entergy
               Corporation and Subsidiaries (10(a) 75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e) 50   --   Agreement between Entergy Corporation and Edwin Lupberger (10(a)
               42 to Form 10-K for the year ended December 31, 1985 in 1-3517).

+(e) 51   --   Agreement between Entergy Corporation and Jerry D.  Jackson
               (10(a) 68 to Form 10-K for the year ended December 31, 1992 in
               1-3517).

+(e) 52   --   Agreement between Entergy Services and Gerald D.  McInvale (10(a)
               69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e) 53   --   Agreement between System Energy and Donald C.  Hintz (10(b) 47 to
               Form 10-K for the year ended December 31, 1991 in 1-9067).

+(e) 54   --   Summary Description of Retired Outside Director Benefit Plan
               (10(c)90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(e) 55   --   Amendment to Defined Contribution Restoration Plan of Entergy
               Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(e) 56   --   System Executive Retirement Plan (10(a) 82 to Form 10-K for the
               year ended December 31, 1993 in 1-11299).

MP&L

(f)  1    --   Agreement dated April 23, 1982, among MP&L and certain other
               System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(f)  2    --   Middle South Utilities System Agency Agreement, dated December
               11, 1970 (5(a)-2 in 2-41080).

(f)  3    --   Amendment, dated February 10, 1971, to Middle South Utilities
               System Agency Agreement, dated December 11, 1970 (5(a) 4 in
               2-41080).

(f)  4    --   Middle South Utilities System Agency Coordination Agreement,
               dated December 11, 1970 (5(a)-3 in 2-41080).

(f)  5    --   Service Agreement with Entergy Services, dated as of April 1,
               1963 (D in 37-63).

(f)  6    --   Amendment, dated January 1, 1972, to Service Agreement with
               Entergy Services (A to Notice, dated October 14, 1971, in 37-63).

(f)  7    --   Amendment, dated April 27, 1984, to Service Agreement with
               Entergy Services (10(a) 7 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-3517).

(f)  8    --   Amendment, dated as of August 1, 1988, to Service Agreement with
               Entergy Services (10(e) 8 to Form 10-K for the fiscal year ended
               December 31, 1988, in 0-320).

(f)  9    --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(e) 9 to Form 10-K for the fiscal year ended
               December 31, 1990, in 0-320).

(f)  10   --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(f)  11   --   First Amendment to Availability Agreement, dated as of June 30,
               1977 (B to Rule 24 Certificate, dated June 24, 1977, in 70-5399).

(f)  12   --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(f)  13   --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(f)  14   --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(f)  15   --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(f)  16   --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York, Malcolm J.  Hood, and Deposit Guaranty
               National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated
               June 5, 1986, in 70-7158).

(f)  17   --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to Rule
               24 Certificate, dated June 4, 1986, in 70-7123).

(f)  18   --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(f)  19   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(f)  20   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 15, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(f)  21   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(f)  22   --   Twenty-third Assignment of Availability Agreement, dated as of
               January 11, 1991, with Chemical Bank, as Agent (B-3(a) to Rule 24
               Certificate, dated January 23, 1991, in 70-7561).

(f)  23   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(f)  24   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(f)  25   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(f)  26   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(f)  27   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(f)  28   --   Substitute Power Agreement, dated as of May 1, 1980, among MP&L,
               System Energy and SMEPA (B-3(a) in 70-6337).

(f)  29   --   Agreement, dated as of January 30, 1981, between AP&L and MP&L, relating to the Independence Station (B-3 in 70-6614).

(f)  30   --   Amendment No. 1, dated as of June 30, 1981, to Agreement, dated as of January 30, 1981, between AP&L and MP&L, relating to the Independence Station (10(f)(2) in 2-73309).

(f)  31   --   Amendment, dated December 4, 1984, to the Independence Steam
               Electric Station Operating Agreement (10(c) 51 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)  32   --   Amendment, dated December 4, 1984, to the Independence Steam
               Electric Station Ownership Agreement (10(c) 54 to Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)  33   --   Owners Agreement, dated November 28, 1984, among AP&L, MP&L and other co- owners of the Independence Station (10(c) 55 to Form
               10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)  34   --   Consent, Agreement and Assumption, dated December 4, 1984, among
               AP&L, MP&L, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to
               Form 10-K for the fiscal year ended December 31, 1984, in 0-375).

(f)  35   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

+(f) 36   --   Post-Retirement Plan (10(d) 24 to Form 10-K for the fiscal year ended December 31, 1983, in 0-320).

(f)  37   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L, and NOPSI (10(a) 39 to Form
               10-K for the fiscal year ended December 31, 1982, in 1-3517).

(f)  38   --   First Amendment to the Unit Power Sales Agreement, dated as of
               June 28, 1984, between System Energy and AP&L, LP&L, MP&L, and
               NOPSI (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(f)  39   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f)  40   --   Sales Agreement, dated as of June 21, 1974, between System Energy and MP&L (D to Rule 24 Certificate, dated June 26, 1974, in
               70-5399).

(f)  41   --   Service Agreement, dated as of June 21, 1974, between System
               Energy and MP&L (E to Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(f)  42   --   Partial Termination Agreement, dated as of December 1, 1986, between System Energy and MP&L (A-2 to Rule 24 Certificate dated
               January 8, 1987, in 70-5399).

(f)  43   --   Middle South Utilities, Inc. and Subsidiary Companies
               Intercompany Income Tax Allocation Agreement, dated April 28,
               1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f)  44   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

+(f) 45   --   Executive Financial Counseling Program of Entergy Corporation and
               Subsidiaries (10(a) 52 to Form 10-K for the year ended
               December 31, 1989, in 1-3517).

+(f) 46   --   Entergy Corporation Annual Incentive Plan (10(a) 54 to Form 10-K
               for the year ended December 31, 1989, in 1-3517).

+(f) 47   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
               (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(f) 48   --   Supplemental Retirement Plan (10(a)69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 49   --   Defined Contribution Restoration Plan of Entergy Corporation and
               Subsidiaries (10(a)53 to Form 10-K for the year ended
               December 31, 1989 in 1-3517).

+(f) 50   --   Amendment No. 1 to the Equity Ownership Plan of Entergy
               Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 51   --   Executive Disability Plan of Entergy Corporation and Subsidiaries
               (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 52   --   Executive Medical Plan of Entergy Corporation and Subsidiaries
               (10(a)73 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 53   --   Stock Plan for Outside Directors of Entergy Corporation and
               Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended
               December 31, 1992 in 1-3517).

+(f) 54   --   Summary Description of Private Ownership Vehicle Plan of Entergy
               Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 55   --   Agreement between Entergy Corporation and Edwin Lupberger
               (10(a)-42 to Form 10-K for the year ended December 31, 1985 in 1-3517).

+(f) 56   --   Agreement between Entergy Corporation and Jerry D.  Jackson
               (10(a)-68 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 57   --   Agreement between Entergy Services and Gerald D.  McInvale
               (10(a)-69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f) 58   --   Agreement between System Energy and Donald C.  Hintz (10(b)-47 to
               Form 10-K for the year ended December 31, 1991 in 1-9067).

+(f) 59   --   Summary Description of Retired Outside Director Benefit Plan
               (10(c)-90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(f) 60   --   Amendment to Defined Contribution Restoration Plan of Entergy
               Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(f) 61   --   System Executive Retirement Plan (10(a) 82 to Form 10-K for the
               year ended December 31, 1993 in 1-11299).


NOPSI

(g)  1    --   Agreement, dated April 23, 1982, among NOPSI and certain other
               System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form 10-K for the fiscal year ended December 31, 1982, in 1-3517).

(g)  2    --   Middle South Utilities System Agency Agreement, dated December
               11, 1970 (5(a)-2 in 2-41080).

(g)  3    --   Amendment dated as of February 10, 1971, to Middle South
               Utilities System Agency Agreement, dated December 11, 1970
               (5(a)-4 in 2-41080).

(g)  4    --   Middle South Utilities System Agency Coordination Agreement,
               dated December 11, 1970 (5(a)-3 in 2-41080).

(g)  5    --   Service Agreement with Entergy Services dated as of April 1, 1963
               (5(a)-5 in 2-42523).

(g)  6    --   Amendment, dated as of January 1, 1972, to Service Agreement with
               Entergy Services (4(a)-6 in 2-45916).

(g)  7    --   Amendment, dated as of April 27, 1984, to Service Agreement with
               Entergy Services (10(a)7 to Form 10-K for the fiscal year ended
               December 31, 1984, in 1-3517).

(g)  8    --   Amendment, dated as of August 1, 1988, to Service Agreement with
               Entergy Services (10(f)-8 to Form 10-K for the fiscal year ended
               December 31, 1988, in 0-5807).

(g)  9    --   Amendment, dated January 1, 1991, to Service Agreement with
               Entergy Services (10(f)-9 to Form 10-K for the fiscal year ended
               December 31, 1990, in 0-5807).

(g)  10   --   Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(g)  11   --   First Amendment to Availability Agreement, dated June 30, 1977 (B to Rule 24 Certificate, dated June 30, 1977, in 70-5399).

(g)  12   --   Second Amendment to Availability Agreement, dated as of June 15,
               1981 (E to Rule 24 Certificate, dated July 1, 1981, in 70-6592).

(g)  13   --   Third Amendment to Availability Agreement, dated as of June 28,
               1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in
               70-6985).

(g)  14   --   Fourth Amendment to Availability Agreement, dated as of June 1,
               1989 (A to Rule 24 Certificate, dated June 8, 1989, in 70-5399).

(g)  15   --   Fourteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of June 15, 1985, with Deposit Guaranty
               National Bank, United States Trust Company of New York and
               Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated July 31, 1985, in 70-7026).

(g)  16   --   Fifteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York, Malcolm J.  Hood and Deposit Guaranty
               National Bank, as Trustees (B-3(b) to Rule 24 Certificate, dated
               June 5, 1986, in 70-7158).

(g)  17   --   Sixteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of May 1, 1986, with United States Trust
               Company of New York and Malcolm J.  Hood, as Trustees (C to Rule
               24 Certificate, dated June 4, 1986, in 70-7123).

(g)  18   --   Eighteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(g)  19   --   Nineteenth Assignment of Availability Agreement, Consent and
               Agreement, dated as of September 1, 1986, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(g)  20   --   Twentieth Assignment of Availability Agreement, Consent and
               Agreement, dated as of November 15, 1987, with United States
               Trust Company of New York and Gerard F. Ganey, as Trustees (C-1 to Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(g)  21   --   Twenty-first Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 1, 1987, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (C-2 to
               Rule 24 Certificate, dated December 1, 1987, in 70-7382).

(g)  22   --   Twenty-third Assignment of Availability Agreement, Consent and
               Agreement, dated as of January 11, 1991, with Chemical Bank, as
               Agent (B-3(a) to Rule 24 Certificate, dated January 23, 1991, in
               70-7561).

(g)  23   --   Twenty-fourth Assignment of Availability Agreement, Consent and
               Agreement, dated as of July 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated July 14, 1992, in 70-7946).

(g)  24   --   Twenty-fifth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(b) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(g)  25   --   Twenty-sixth Assignment of Availability Agreement, Consent and
               Agreement, dated as of October 1, 1992, with United States Trust
               Company of New York and Gerard F.  Ganey, as Trustees (B-2(c) to
               Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(g)  26   --   Twenty-seventh Assignment of Availability Agreement, Consent and
               Agreement, dated as of April 1, 1993, with United States Trust
               Company of New York and Gerard F. Ganey as Trustees (B-2(d) to
               Rule 24 Certificate dated May 4, 1993 in 70-7946).

(g)  27   --   Twenty-eighth Assignment of Availability Agreement, Consent and
               Agreement, dated as of December 17, 1993, with Chemical Bank, as
               Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in
               70-7561).

(g)  28   --   Reallocation Agreement, dated as of July 28, 1981, among System
               Energy and certain other System companies (B-1(a) in 70-6624).

+(g) 29   --   Post-Retirement Plan (10(e) 22 to Form 10-K for the fiscal year ended December 31, 1983, in 1-1319).

(g)  30   --   Unit Power Sales Agreement, dated as of June 10, 1982, between
               System Energy and AP&L, LP&L, MP&L and NOPSI (10(a) 39 to Form
               10-K for the fiscal year ended December 31, 1982, in 1-3517).

(g)  31   --   First Amendment to the Unit Power Sales Agreement, dated as of
               June 28, 1984, between System Energy and AP&L, LP&L, MP&L and
               NOPSI (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(g)  32   --   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g)  33   --   Transfer Agreement, dated as of June 28, 1983, among the City of
               New Orleans, NOPSI and Regional Transit Authority (2(a) to Form
               8-K, dated June 24, 1983, in 1-1319).

(g)  34   --   Middle South Utilities, Inc. and Subsidiary Companies
               Intercompany Income Tax Allocation Agreement, dated April 28,
               1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g)  35   --   First Amendment to Tax Allocation Agreement, dated January 1,
               1990 (D-2 to Form U5S for the year ended December 31, 1989).

+(g) 36   --   Executive Financial Counseling Program of Entergy Corporation and
               Subsidiaries (10(a)52 to Form 10-K for the year ended December
               31, 1989, in 1-3517).

+(g) 37   --   Entergy Corporation Annual Incentive Plan (10(a)54 to Form 10-K
               for the year ended December 31, 1989, in 1-3517).

+(g) 38   --   Equity Ownership Plan of Entergy Corporation and Subsidiaries
               (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(g) 39   --   Supplemental Retirement Plan (10(a)69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 40   --   Defined Contribution Restoration Plan of Entergy Corporation and
               Subsidiaries (10(a)53 to Form 10-K for the year ended
               December 31, 1989 in 1-3517).

+(g) 41   --   Amendment No. 1 to the Equity Ownership Plan of Entergy
               Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 42   --   Executive Disability Plan of Entergy Corporation and Subsidiaries
               (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 43   --   Executive Medical Plan of Entergy Corporation and Subsidiaries
               (10(a)73 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 44   --   Stock Plan for Outside Directors of Entergy Corporation and
               Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended
               December 31, 1992 in 1-3517).

+(g) 45   --   Summary Description of Private Ownership Vehicle Plan of Entergy
               Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 46   --   Agreement between Entergy Corporation and Edwin Lupberger
               (10(a)-42 to Form 10-K for the year ended December 31, 1985 in 1-3517).

+(g) 47   --   Agreement between Entergy Corporation and Jerry D.  Jackson
               (10(a)-68 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 48   --   Agreement between Entergy Services and Gerald D.  McInvale
               (10(a)-69 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g) 49   --   Agreement between System Energy and Donald C.  Hintz (10(b)-47 to
               Form 10-K for the year ended December 31, 1991 in 1-9067).

+(g) 50   --   Summary Description of Retired Outside Director Benefit Plan
               (10(c)-90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(g) 51   --   Amendment to Defined Contribution Restoration Plan of Entergy
               Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(g) 52   --   System Executive Retirement Plan (10(a) 82 to Form 10-K for the
               year ended December 31, 1993 in 1-11299).

(12)  Statement Re Computation of Ratios

*(a) AP&L's    Computation of Ratios of Earnings to Fixed Charges and of
               Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b) GSU's     Computation of Ratios of Earnings to Fixed Charges and of
               Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c) LP&L's    Computation of Ratios of Earnings to Fixed Charges and of
               Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d) MP&L's    Computation of Ratios of Earnings to Fixed Charges and of
               Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e) NOPSI's   Computation of Ratios of Earnings to Fixed Charges and of
               Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f) System Energy's Computation of Ratios of Earnings to Fixed Charges, as
               defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a) The consent of Deloitte & Touche is contained herein at page 342.

*(b) The consent of Coopers & Lybrand is contained herein at page 343.

*(c) The consent of Friday, Eldredge & Clark is contained herein at page 344.

*(d) The consent of Clark, Thomas & Winters is contained herein at page 345.

*(e) The consent of Sandlin Associates is contained herein at page 346.

*(f) The consent of Monroe & Lemann (A Professional Corporation) is contained herein at page 347.

*(g) The consent of Wise Carter Child & Caraway, Professional Association, is contained herein at page 348.


*(24)     Power of Attorney

(99) Additional Exhibits

GSU

(a) 1 Opinion of Clark, Thomas & Winters, a professional corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

(a) 2 Opinion of Clark, Thomas & Winters, a professional corporation, dated September 30, 1992 regarding the effect of the Austin Court of Appeals' ruling on deferred accounting in City of El Paso v. PUCT (99-2 in Registration No. 33-48889).

*(a) 3 Opinion of Clark, Thomas & Winters, a professional corporation, confirming its opinions dated September 30, 1992.



_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.